Form 10-Q
period 1994-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1994-11-14
CIK 745471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               (Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1994

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to


                         Commission file number 0-14466

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                    Connecticut                       06-1115374
              (State of Organization)    (I.R.S. Employer Identification No.)


                     900 Cottage Grove Road, South Building
                         Bloomfield, Connecticut  06002
                    (Address of principal executive offices)


                        Telephone Number:  (203) 726-6000



                    Indicate by check mark whether the Registrant
                    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes       X                No

     Part I - Financial Information

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                  September 30,  December 31,
                                                      1994           1993
                                        Assets     (Unaudited)     (Audited)

     Property and improvements, at cost:
        Land and land improvements               $ 6,008,318    $ 9,076,180
        Buildings                                 30,479,803     36,171,902
        Furniture and fixtures                     2,089,553      2,070,072
        Tenant improvements                           15,986        211,803
                                                  38,593,660     47,529,957
        Less accumulated depreciation             11,346,142     13,252,478
          Net property and improvements           27,247,518     34,277,479

     Cash and cash equivalents                     1,932,426      1,150,033
     Accounts receivable (net of allowance of $6,261
       in 1994 and $79,511 in 1993)                   77,756        205,729
     Escrow deposits                                 186,799         65,430
     Prepaid expenses and other assets                 1,138            569
     Deferred charges                              1,457,052      1,624,418
     Escrowed debt service fund                      506,660        506,660
             Total                              $ 31,409,349   $ 37,830,318

                     Liabilities and Partners' Capital (Deficit)

     Liabilities:
        Notes and mortgages payable             $ 29,517,511   $ 35,334,863
        Accounts payable (including $67,331 in 1994 and
          $16,124 in 1993 due to affiliates)         498,865        431,395
        Accrued interest payable                      73,561        138,523
        Tenant security deposits                     178,275        219,023
        Unearned income                               20,065         16,887
             Total liabilities                    30,288,277     36,140,691
     Partners' capital (deficit):
        General Partner:
          Capital contributions                        1,000          1,000
          Cumulative net loss                        (99,280)      (118,183)
          Cumulative cash distributions              (13,355)       (13,355)
                                                    (111,635)      (130,538)
        Limited partners (24,856 Units)
          Capital contributions, net of
            offering costs                        22,408,052     22,408,052
          Cumulative net loss                    (19,852,857)   (19,265,399)
          Cumulative cash distributions           (1,322,488)    (1,322,488)
                                                   1,232,707      1,820,165
             Total partners' capital               1,121,072      1,689,627
             Total                              $ 31,409,349   $ 37,830,318

     The Notes to Financial Statements are an integral part of these statements.
                               Statements of Operations
                                     (Unaudited)

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                          1994      1993        1994      1993

     Income:
        Rental income              $1,566,665 $1,577,843   $4,733,521$4,743,118
        Other income                    82,206    32,524      219,844   233,460
        Interest income                 24,412     8,780       53,468    28,706
                                     1,673,283 1,619,147    5,006,833 5,005,284

     Expenses:
        Property operating expenses    517,545   521,631    1,439,482 1,416,063
        General and administrative     223,571   254,527      651,584   708,744
        Provision for doubtful
         accounts                       32,035    34,536       41,812    85,087
        Mortgage litigation fees            --    18,850           --   170,720
        Interest expense               849,546   667,343    2,264,098 2,019,171
        Depreciation and amortization  387,035   428,154    1,203,249 1,295,609
                                     2,009,732 1,925,041    5,600,225 5,695,394

        Loss from operations          (336,449) (305,894)    (593,392) (690,110)

     Gain on sale of property           24,837        --       24,837    76,417

        Net loss                    $(311,612) $(305,894)  $(568,555) $(613,693)

     Net income (loss):
        General Partner                $21,472   $(3,059)    $ 18,903  $ 69,516
        Limited partners              (333,084) (302,835)    (587,458) (683,209)
                                   $(311,612)  $(305,894)  $(568,555) $(613,693)

     Net loss per Unit             $(13.40)  $   (12.19)  $ (23.63) $ (27.49)












     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                             (a Connecticut limited partnership)





                               Statements of Cash Flows

                For the Nine Months Ended September 30, 1994 and 1993
                                     (Unaudited)

                                                      1994           1993

     Cash flows from operating activities:
        Net loss                                   $(568,555)     $(613,693)
        Adjustment to reconcile net loss to net cash
          provided by operating activities:
          Gain on sale of property                   (24,837)       (76,417)
          Depreciation and amortization            1,203,249      1,295,609
          Provision for doubtful accounts             41,812         85,087
          Deferred interest payable                       --         61,026
          Accounts receivable                         86,161        (33,831)
          Accounts payable                            19,153        183,298
          Accrued interest payable                   (64,962)      (102,425)
          Other, net                                (159,508)        49,564
             Net cash provided by
               operating activities                  532,513        848,218

     Cash flows from investing activities:
        Purchase of property and improvements       (149,126)      (263,053)
        Payment of leasing commissions               (22,502)        (5,709)
        Proceeds from sale of property             6,572,000        452,500
        Payment of closing cost related
          to sale of property                       (307,206)         --
             Net cash provided by investing
               activities                          6,093,166        183,738


     Cash flows from financing activities:
        Proceeds from mortgage loan                4,200,000             --
        Repayment of notes and mortgage loans    (10,017,352)    (1,003,523)
        Payment of financing costs                   (24,251)       (15,897)
        Cash distribution for limited partners        (1,683)        (1,592)
             Net cash used in financing
               activities                       $ (5,843,286)   $(1,021,012)

     Net increase in cash and cash equivalents       782,393         10,944
     Cash and cash equivalents, beginning of year  1,150,033      1,455,494
     Cash and cash equivalents, end of period   $  1,932,426    $ 1,466,438

     Supplemental disclosures of cash information:
        Interest paid during period             $  2,329,060    $ 2,060,570






     The Notes to Financial Statements are an integral part of these statements.

                 CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                 (a Connecticut limited partnership)


                            Notes to Financial Statements
                                     (Unaudited)


        Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     1.   Basis of Accounting

     a) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

     b) Cash and Cash Equivalents: Short term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.


     2.   Investment Properties and Notes and Mortgages Payable

        The Promenades Plaza first mortgage loan and recourse promissory note matured on January 1, 1994. The promissory note was extended until March 25, 1994 at a 4.48% interest rate. The extension date was set to coincide with the maturity of the Stonebridge Manor recourse promissory note. On March 25, 1994, the two promissory notes, totalling $3,400,000, were refinanced for a period of three years. The interest only payments are fixed at a rate of 6.6% for the fist two years with no prepayment. The interest only payments for the third year is calculated using a floating rate based on Mellon Bank's prime rate. During the third year, the note is prepayable in full at any time. The note will continue to carry a corporate guarantee from CIGNA.

        On May 1, 1994, the Partnership's extension on Promenades' first mortgage loan expired. As an alternative to payment of the entire loan balance on May 1, 1994, the Partnership agreed with the first mortgage lender to pay an additional debt service payment to extend the maturity to June 1, 1994 while negotiations continued on the sale of the property. The lender requested an additional debt service payment due June 1, 1994 to extend the loan an additional month to July 1, 1994. Effective with the extension payment due June 1, 1994 (May interest due June 1), the Partnership defaulted. During June, the Partnership executed a contract with a potential buyer subject to a number of contingencies, including the buyer's ability to obtain financing and the performance of due diligence. As a result of the default, the first mortgage lender commenced foreclosure proceedings. The foreclosure was stayed by the Court due to the pending sale of the property and the Partnership and the first mortgage lender entered into a cash collateral agreement. The Court required the Partnership to complete its sale of the property by October 17, 1994.

        On September 22 1994, the Partnership completed the sale of Promenades Plaza to Sterling Promenades Limited Partnership for a gross sales price of $6,572,000. After closing costs and payment of the first mortgage loan obligations, the Partnership netted approximately $261,000. For book purposes, the property had a carrying value of $6,239,957 (permanent

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

     impairment losses aggregating $7,500,000 recorded in 1992 and 1993) and the Partnership recorded a gain of $24,837.

        Repayment of the $2,500,000 promissory note will not be made from the sale of Promenades, but from the portfolio's other remaining property sales. The promissory note is not secured by the Promenades' property but is a general recourse obligation of the Partnership.

        The Versailles Village first mortgage matured in September 1993. The Partnership received an extension until March 30, 1994, while documents were finalized on the property's refinance with the existing first mortgage lender. On March 30, 1994, the refinancing was achieved. The terms include a principal balance of $4,200,000 for seven years at 8% interest based on a 25 year amortization schedule. The loan will be assumable with approval and payment of a 1% transfer fee. The loan will be prepayable over the term of the loan at the greater of yield maintenance, tied to treasuries, or 1% of the outstanding loan balance.


     3.   Deferred Charges

        Deferred charges consist of the following:
                                                  September 30,  December 31,
                                                      1994           1993

        Surety fee - Waterford Apartments
          mortgage note                            $ 963,910      $ 963,910
        Costs of obtaining financing                 740,117        893,359
        Deferred leasing commissions                      --        282,346
                                                   1,704,027      2,139,615
        Accumulated amortization                    (246,975)      (515,197)
                                                  $1,457,052      $1,624,418

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                      Noted to Financial Statements (Continued)
                                     (Unaudited)


     4.   Transactions with Affiliates

        Fees and other expenses paid or required to be paid by the Partnership to the General Partner or its affiliates are as follows:
                             Three Months Ended  Nine Months Ended   Unpaid at
                                 September 30,      September 30,  September 30,
                                1994      1993     1994      1993        1994

        Property management
          fee (a)            $ 96,315  $ 93,031  $ 267,913 $ 259,509  $ 16,395
        Promissory notes
          guarantee fees       17,000    15,311     49,313    45,936    17,000
        Reimbursement (at cost) for
         out-of-pocket expenses 12,127   13,120     39,667    40,649    33,936
                             $ 125,442 $121,462   $356,893  $346,094  $ 67,331

     (a)  Amounts paid by the affiliate to independent third parties:

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,

                                          1994      1993        1994      1993

                                       $83,873   $76,778     $227,168  $222,651

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations


     Liquidity and Capital Resources

        At September 30, 1994, the Partnership had $1,932,426 in cash and cash equivalents which will be used to fund working capital requirements and the Partnership's reserves. Overall, the portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three and nine months ended September 30, 1994.

        The Promenades Plaza first mortgage loan and recourse promissory note matured on January 1, 1994. The first mortgage note was extended until May 1, 1994 at existing terms to allow time for a sale. The promissory note was extended until March 25, 1994 at a 4.48% interest rate. The extension date was set to coincide with the maturity of the Stonebridge Manor recourse promissory note. On March 25, 1994, the two recourse promissory notes, totalling $3,400,000 were refinanced for a period of three years. The interest only payments are at a fixed rate of 6.6% for the first two years with no prepayment. The interest only payment for the third year is a floating rate based on Mellon Bank's prime rate. During the third year, the note is prepayable in full at any time. The note will continue to carry a corporate guarantee from CIGNA.

        On May 1, 1994, the Partnership's extension on Promenades' first mortgage loan expired. As an alternative to payment of the entire loan balance on May 1, 1994, the Partnership agreed with the first mortgage lender to pay an additional debt service payment to extend the maturity to June 1, 1994 while negotiations continued on the sale of the property. The lender requested an additional debt service payment due June 1, 1994 to extend the loan an additional month to July 1, 1994. Effective with the extension payment due June 1, 1994 (May interest due June 1), the Partnership defaulted. During June, the Partnership executed a contract with a potential buyer subject to a number of contingencies, including the buyer's ability to obtain financing and the performance of due diligence. As a result of the default, the first mortgage lender commenced foreclosure proceedings. The foreclosure was stayed by the Court due to the pending sale of the property and the Partnership and the first mortgage lender entered into a cash collateral agreement. The Court required the Partnership to complete its sale of the property by October 17, 1994.

        On September 22, 1994, the Partnership completed the sale of Promenades Plaza to Sterling Promenades Limited Partnership for a gross sales price of $6,572,000. After closing costs and payment of the first mortgage loan obligations, the Partnership netted approximately $261,000. For book purposes, the property had a carrying value of approximately $6,240,000 (permanent impairment losses aggregating $7,500,000 recorded in 1992 and 1993) and the Partnership recorded a gain of approximately $25,000. For tax purposes, the Partnership has not recorded impairment losses previously and expects to record a loss on the sale.

        Repayment of the $2,500,000 promissory note will not be made from the sale of Promenades, but from the portfolio's cash from operations other remaining property sales. The promissory note is not secured by the Promenades' property but is a general recourse obligation of the Partnership.

        The Versailles Village debt refinance was completed on March 30, 1994 with the property's first mortgage lender. The terms include a principal balance of $4,200,000 for seven years at 8% based on a 25 year amortization schedule. The loan will be assumable with approval and payment of a 1% transfer fee. The loan will be pre-payable over the term of the loan at the greater of yield maintenance, tied to treasures, or 1% of the outstanding loan balance.



        The difference between the loan at maturity and the net refinance proceeds of $138,505 was added to the Partnership's reserves. As a requirement of the refinance, the Partnership set up a tax escrow account with the mortgage lender and deposited four months of the estimated tax bill, $32,275, on March 30, 1994.

        Each of the apartment properties continue to produce positive results for the Partnership. Cash generated from property operations will be used to fund Partnership expenses and supplement reserves. Distributions to partners will not resume until the Partnership retires the $3,400,000 recourse note obligation.

        The Partnership is in the process of refinancing the debt for Stewarts Glen III with the existing lender. The maturity date will be extended from February 1995 to April 1996 and the interest rate will be lowered to 8.5%. The cost of the refinance is expected to be immaterial. The Partnership's current strategy assumes a sale in early 1996 at debt maturity. Current strategies for the remaining properties include sales in the 1996 to 1998 time frame.


     Results of Operations

        Rental income decreased for the three and nine months ended September 30, 1994 as compared with the same periods of 1993. Rental rate increases implemented in 1993 and 1994 at Stonebridge increased rental income for the three and nine months ended September 30, 1994, while decreased average occupancy at Promenades Plaza decreased rental income for the applicable periods. In addition, rental income at Promenades decreased for the three months ended September 30, 1994, as compared with the same period of 1993, due to the sale on September 21, 1994.

        Other income decreased for the nine months ended September 30, 1994, as compared with the same period of 1993, due to the Partnership recording 1992 additional common area maintenance, tax and insurance expense charges to tenants at Promenades Plaza during 1993. Promenades recorded approximately $20,000 of income in the first quarter of 1993 for additional 1992 expense billings to the tenants. Other income increased for the three months ended September 30, 1994, as compared to the same period of 1993 due to closing adjustments for the tax recapture to be received by the

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)




     purchaser of Promenades from the tenants. The purchaser is obligated to remit the Partnership's share after the first of the year. In addition, estimates for 1993 recapture were lowered during the third quarter of 1993.


        The increase in interest income for the three and nine months ended September 30, 1994, as compared with the same periods of 1993, was the result of interest earned on trust accounts associated with Waterford's bond refinancing.

        Property operating expenses increased at Stonebridge for the three and nine months ended September 30, 1994, as compared with the same periods of 1993, due to increased carpet replacements. Expense savings at Versailles due to prior year third quarter containing expenditures for a painting project more than offset the current year increase at Stonebridge for the three months ended September 30, 1994.

        The decrease in general and administrative expense for the three and nine months ended September 30, 1994, as compared with the same periods of 1993, was the result of the absence of non-recurring legal fees recorded in the second and third quarters of 1993 at Promenades.

        The provision for doubtful accounts was the result of collectibility problems at Promenades Plaza.

        Mortgage litigation fees incurred in 1993 were related to the resolution of Waterford's second mortgage litigation.

        The increase in interest expense for the three and nine months ended September 30, 1994 as compared with 1993, was the result of an increase in the interest rate to 18% on the first mortgage for Promenades due to the June 1, 1994 default. In addition, a low effective interest rate in 1993 on Waterford's variable rate bond financing contributed to the decrease. The variable rate bond financing was replaced with similar fixed rate bond financing in December 1993. Offsetting a portion of the increase was savings from the lower rates on the Promenades Stonebridge promissory notes refinanced during the first quarter of 1994. In addition, the Versailles Village first mortgage refinance was achieved on March 30, 1994, lowering the interest rate from 10% to 8%.

        The decrease in depreciation and amortization for the three and nine months ended September 30, 1994, as compared with the same periods of 1993, was the result of the permanent impairment loss for Promenades in the fourth quarter of 1993. The increase was partially offset by the write-off of the unamortized leasing commissions relating to vacated tenants at Promenades for the three months ended March 31, 1994.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)




        The 1994 gain on sale of property was the result of the sale at Promenades Plaza in September 1994. The 1993 gain on sale of property was the result of an outparcel sale at Promenades Plaza in January 1993.

                                      Occupancy

        The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                          1993                      1994
                           At 3/31 At 6/30At 9/30At 12/31At 3/31 At 6/30 At 9/30

     1.   Versailles Village Apartments
        Forest Park, Ohio      94%     97%    94%     96%    94%     97%    99%

     2.   Promenades Plaza Shopping Ctr.
        Port Charlotte,
          Florida (a)          85%    84%     84%    82%     82%    82%     NA

     3.   Waterford Apartments
        Tulsa, Oklahoma        96%     95%    95%     95%    88%     93%    94%

     4.   Stonebridge Manor Apartments
        New Orleans, Louisiana 94%     95%    96%     95%    96%     97%    95%

     5.   Stewart's Glen Apts. Phase III
        Willowbrook, Illinois  99%     99%    97%     98%   100%     99%    93%

     (a)  Promenades Plaza was sold during the third quarter 1994.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)


     Part II- Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)      Exhibits:

                 Exhibit 27    Financial Data Schedules.

        (b) In a report filed on Form 8-K dated September 22, 1994, the Partnership reported the sale of Promenades Plaza to Sterling Promenades Limited Partnership.

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONNECTICUT GENERAL REALTY INVESTORS III
                              LIMITED PARTNERSHIP


                              By:  CIGNA Realty Resources, Inc. - Fifth,
                                   General Partner




Date: November 14, 1994       By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)