Form 10-Q/A
period 1994-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-01-04
CIK 745471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A
                                  AMENDMENT NO. 1

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




Date: January 4, 1995          By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)