Form 10-K
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-03-29
CIK 745471

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549

                                             FORM 10-K

                         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 31, 1994

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

             Registrant's telephone number, including area code:(203) 726-6000


                Securities registered pursuant to Section 12(b) of the Act:

                                           None
                                   (Title of Each Class)

                Securities registered pursuant to Section 12(g) of the Act:


                                     (Title of Class)


Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

                                   TABLE OF CONTENTS



PART I                                                                  Page

Item  1.     Business                                                    3
Item  2.     Properties                                                  6
Item  3.     Legal Proceedings                                           8
Item  4.     Submission of Matters to a Vote of Security Holders         8


PART II

Item  5.     Market for the Registrant's Common Equity and Related
              Security Holder Matters                                    8
Item  6.     Selected Financial Data                                     9
Item  7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 10
Item  8.     Financial Statements and Supplementary Data                16
Item  9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                  31


PART III

Item 10.     Directors and Executive Officers of the Registrant         31
Item 11.     Executive Compensation                                     33
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management                                                33
Item 13.     Certain Relationships and Related Transactions             34


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                               35

SIGNATURES                                                              39

                                   PART I

Item 1.  Business

        The registrant, Connecticut General Realty Investors III Limited Partnership (the "Partnership"), was formed on April 12, 1984, under the Uniform Limited Partnership Act of the State of Connecticut to invest in primarily residential and, to a lesser extent, commercial real properties. On July 2, 1984, the Partnership commenced an offering of $25,000,000 (subject to increase up to $50,000,000) of Limited Partnership Interests (the "Units") at $1,000 per Unit, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-90944).

        A total of 24,856 Units was sold to the public prior to the offering's termination on July 1, 1986. The holders of 6,480 Units were admitted to the Partnership in 1984; the holders of 11,519 Units were admitted to the Partnership in 1985; the holders of the remaining 6,857 Units were admitted to the Partnership in 1986. From the 24,856 Units sold, the Partnership received net proceeds of $22,408,052. The Limited Partners of the Partnership will share in the ownership of the Partnership's real property investments according to the number of Units held. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

        The General Partner of the Partnership is CIGNA Realty Resources, Inc.- Fifth (the "General Partner"), which is a wholly owned subsidiary of CIGNA Financial Partners, Inc. ("CFP", formerly Connecticut General Management Resources, Inc.), which is in turn a wholly owned subsidiary of Connecticut General Corporation, which is in turn a wholly owned subsidiary of CIGNA Holdings, Inc. which is a wholly owned subsidiary of CIGNA Corporation ("CIGNA"), a publicly held corporation whose stock is traded on the New York Stock Exchange.

        The Partnership has acquired four residential complexes and one shopping center located respectively in Ohio, Oklahoma, Louisiana, Illinois and Florida. In order to acquire these properties, the Partnership invested $16,372,438 in cash, took or assumed $35,684,061 in mortgages, incurred $3,673,982 in acquisition fees and expenses, established reserves for improvements of $720,000 and established working capital reserves of $1,242,800.

        In December 1993, the Partnership refinanced the first and second mortgages encumbering the Waterford Apartments property. The first mortgage, funded with multifamily housing revenue bonds issued by the Tulsa County Home Finance Authority, and the second mortgage were replaced with a new first mortgage. The replacement financing was also funded with newly issued multifamily housing revenue bonds issued by the Tulsa County Home Finance Authority. As a requirement of the new financing, the Waterford property had to be classified as single asset ownership. Since the Partnership owns multiple properties, a new partnership was created to house the Waterford property as its sole real estate asset. Waterford Partnership, a general partnership, was organized in the State of Connecticut with the Partnership as its managing general partner (99.9% interest) and the General Partner (0.1% interest) as the other general partner. The interest of the General Partner in the new partnership is is held in trust for the benefit of The Tulsa Corporation, a newly organized Delaware corporation, the stock of which is 100% owned by the Partnership. The Tulsa Corporation was created with the sole purpose of acting as the beneficiary of the General Partner's ownership interest in the Waterford Partnership. The new structure has no economic effect on the Partners nor does it require any changes in financial reporting for the Partnership.

The Partnership has made the real property investments set forth in the following table:
                                                      Initial       Acquisition
      Name, Type of Property  Purchase    Cash        Mortgage      Fees and                  Date of    Type of
           and Location       Price (a)   Investment  Financing(b)  Expenses       Size       Purchase   Ownership
1. Versailles Village Apts.                                                        180                   Fee ownership
   Forest Park, Ohio          $5,920,000  $2,120,000  $3,800,000    $433,986       Units      02/06/85   subject to
                                                                                                         Mortgage
2. Promenades Plaza
   Shopping Center                                                                 230,268               Fee ownership
   Port Charlotte, Florida(c) 10,486,000  5,463,052   5,022,948     1,194,469      Sq. Ft.     04/15/85  subject to
                                                                                               (sold     Mortgage(and add-
                                                                                                09/22/94)itional unsecured
                                                                                                         promissory note
                                                                                                         guaranteed by an
                                                                                                         affiliate of the
                                                                                                         General Partner)

3. Waterford Apartments                                                               344                Fee ownership
   Tulsa, Oklahoma            17,130,000  3,441,666   13,688,334    806,350        Units       10/31/85  subject to
                                                                                                         Mortgage

4. Stonebridge Manor Apts.                                                            264                Fee ownership
   New Orleans, Louisiana     11,326,014  3,278,235   8,047,779     742,782        Units       11/26/85  subject to
                                                                                                         Mortgage(and add-
                                                                                                         itional unsecured
                                                                                                         promissory note
                                                                                                         guaranteed by an
                                                                                                         affiliate of the
                                                                                                         General Partner)

5. Stewart's Glen Apts.
   Phase III                                                                          104                Fee ownership
   Willowbrook, Illinois(d)   7,194,485   2,069,485   5,125,000     496,395        Units       07/24/87  subject to
                                                                                                         Mortgage

(a)   Excludes all broker fees paid at closing.  Amounts shown do not reflect reductions for discounts on related debtor sellers'guarantees which are adjustments to the recorded purchase price.

(b)   Reference is made to the Notes to Financial Statements included in this annual report for details on debt modifications, the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investments and to Schedule III for additional information.

(c)   Promenades Plaza added 14,624 square feet subsequent to acquisition, see Item 7.  This property was sold September 22, 1994. Reference is made to the Notes to Financial Statements for a description of the sale.

(d)   In July 1987, the Partnership acquired a 33% interest in the Phase III Apartment Venture, a joint venture with the General Partner, which was established as a temporary vehicle for providing the
      Partnership with the means to acquire the property without finalized mortgage arrangements, and, thereby, avoid being in default under the terms of the purchase agreement.  On December 10, 1987 the
      Partnership received a commitment for permanent mortgage financing which was acceptable to CIGNA Realty
      Resources, Inc.- Fifth.  At that time, in accordance with the terms of the joint venture agreement, the
      General Partner exercised its right to require the Partnership to purchase General Partner's entire interest in the joint venture.  Funding of the purchase took place in January 1988.  The information shown represents the Partnership's 100% ownership of the property.

         Versailles Village Apartments is located in Forest Park, Ohio, part of Hamilton County in the northwest section of Greater Cincinnati.
Cincinnati unemployment for 1994 is 3.8% versus state wide unemployment of 4.2%. The northwest apartment market contains approximately 12,000 units, 144 of which came "on line" in 1994. Limited new multifamily construction is planned for 1995. The northwest Cincinnati apartment market continues to be stable. Market occupancy has consistently been in the low to mid nineties during the year. The property is able to achieve high occupancy, averaging 96% for 1994, by offering slightly lower monthly rents, currently averaging $503. As an older property, Versailles competes by offering a well-maintained complex which has amenities similar to the competition, but with larger floor plans and slightly lower monthly rents. While the market for apartments in Greater Cincinnati has stabilized, the supply of available units will impede any upward movement in rental rates.
Conditions are not expected to change significantly during 1995.

        Waterford Apartments is located in South Tulsa. Increases in employment and personal income growth percentages in Tulsa grew ahead of the national average with expansion in the services and government sectors accounting for much of the growth. Multifamily construction had been at a virtual standstill since 1990 but in 1994 a new 288-unit complex came into the market in anticipation of an increased demand. There are approximately 18,000 units in the southeast submarket where Waterford is located. Occupancy in the market has been in the low nineties for 1994 with Waterford averaging physical occupancy of 93%. Waterford is located only five miles outside the central business district in a well-maintained and vintage neighborhood. The property is a Class "A" luxury apartment complex which benefits not only from its prime location but excellent on-site service, mature landscaping and a variety of amenities. Rents at the property in late 1994 averaged $478 per month versus $486 per month for the market. The property not only competes with other luxury apartments in the market, but with single family home purchases, as apartment rents are comparable to monthly mortgage payments. Rents at the property are expected to increase slowly in 1995.

        Stonebridge Manor Apartments is in the Parish of Jefferson, in an area known as the Westbank, just south of the Mississippi River across from New Orleans. This area is in the midst of an economic recovery. The New Orleans employment base has been shifting from an over reliance on the oil and gas industry to the service and tourism sectors, as well as an expansion of the casino/gaming industry. A sports multiplex facility, the New Orleans Sports Arena, is scheduled to open in phases through 1997 and will bring additional jobs and capital into the area. Physical occupancy at Stonebridge averaged 96% for 1994 while the market averaged 94%. The property was also able to collect rents that exceeded the market average ($468 per month for the property versus $376 per month for the market). Stonebridge is able to perform well in the market due to its location with easy access to downtown New Orleans, the airport, and major highway arteries.

        Stewarts Glen III is the third phase (104 units) of a three phase, 488 unit apartment complex, located in Willowbrook, Illinois, a township in Dupage County. Despite rising interest rates, home ownership remains a viable option for residents in the County and represents some additional competition for Stewarts Glen. The submarket contains approximately 3,600 units. Dupage County has seen strong population and employment growth over the last five years and this trend is expected to continue. The county's unemployment percentage for 1994 was 3.7%, one of the lowest in the state. The median income of Willowbrook, an affluent and professional township, is $50,000, one of the highest in the state. Multifamily construction has remained at very low levels due to a lack of approved/zoned land and the demand for apartment units has remained steady. Rents at the property averaged $774 per month, ahead of the market average of $767 per month. Stewarts Glen is typically ahead of the market in terms of physical occupancy with a 98% average for 1994. Rents have stabilized to the point where concessions are no longer necessary at the property or within its competitive market. In addition, rents at the property are expected to rise slightly in 1995.

        Approximate occupancy levels for the properties on a quarterly basis are set forth in the table in Item 2.

        The Partnership itself has no employees; however, the unaffiliated property managers engaged by CIGNA Investments, Inc. ("CII", formerly CIGNA Capital Advisers, Inc.) on behalf of the Partnership maintain on-site staff. For a description of asset management services provided by CII and the terms of transactions between the Partnership and affiliates of the General Partner, see Item 13 and the Notes to Financial Statements.

        The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1992, 1993, and 1994. In each year, interest income accounted for the balance of gross revenues from operations.



                                               1992          1993         1994

        1.Versailles Village Apartments
          Forest Park, OH                       16%          16%           18%


        2.Promenades Plaza Shopping Center
          Port Charlotte, FL (a)                22%          20%           14%

        3.Waterford Apartments
          Tulsa, OK                             25%          26%           27%

        4.Stonebridge Manor Apartments
          New Orleans, LA                       21%          22%           24%

        5.Stewart's Glen Apartments Phase III
          Willowbrook, IL                       15%          15%           16%

        (a)  Promenades Plaza was sold on September 22, 1994.

 Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". The Partnership is engaged in passive activities and therefore investors are subject to these rules.Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year(including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

Item 2.  Properties

  The Partnership owns directly (subject to existing first mortgage loans and purchase money notes)the properties described in Item 1 herein.Promenades Plaza, the Partnership's commercial property, was sold September 22, 1994. Residential properties generally have lease terms of one year or less. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

  The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1990, 1991, 1992, 1993 and 1994:



                Versailles      Promenades       Waterford     Stonebridge     Stewart's Glen
                 Village      Plaza Shopping     Apartments       Manor       Apts. Phase III
                 Apartments        Center         Tulsa, OK      Apartments    Willowbrook, IL
                Forest Park,   Port Charlotte,                  New Orleans,
                      OH            FL (a)                            LA
        1990
      At             96%              92%             97%            91%              87%
      03/31
      At             93%              96%             97%            95%              95%
      06/30

      At             98%              92%             98%            94%              96%
      09/30
      At             98%              90%             95%            98%              98%
      12/31

        1991

      At             96%              91%             95%            95%              98%
      03/31
      At             98%              91%             94%            93%              95%
      06/30

      At             97%              91%             98%            97%              93%
      09/30

      At             95%              91%             92%            96%              98%
      12/31
        1992

      At             98%              97%             96%            95%              94%
      03/31

      At             98%              96%             92%            95%              99%
      06/30
      At             93%              96%             98%            98%              97%
      09/30

      At             96%              95%             95%            97%              95%
      12/31
        1993

      At             94%              85%             96%            94%              99%
      03/31

      At             97%              84%             95%            95%              99%
      06/30


      At             94%              84%             95%            96%              97%
      09/30
      At             96%              82%             95%            95%              98%
      12/31

        1994

      At             94%              82%             88%            96%              100%
      03/31
      At             97%              82%             93%            97%              99%
      06/30

      At             99%             N/A%             94%            95%              93%
      09/30

      At             96%             N/A%             83%            97%              98%
      12/31

(a)     Promenades Plaza was sold on September 22, 1994.

Item 3.  Legal Proceedings

        Neither the Partnership nor its properties are party to or the subject of any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
Matters

        As of December 31, 1994, there were approximately 1,252 record holders of Units. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

        The Revenue Act of 1987 adopted provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation, or (ii) income derived from an investment in Registrant would be treated as non-passive income. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of Registrant are not listed or quoted for trading on an established securities exchange. However, CFP will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if any. Frequent sales of Units utilizing these services could cause the Registrant to be deemed a PTP. The Registrant has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, Registrant will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of an investor to liquidate its investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor. It is anticipated that such policy will remain in effect until such time, if ever, as further clarification of the Revenue Act of 1987 permits Registrant to lessen the scope of these restrictions.

        The Partnership made no cash distributions to its Partners in 1994 or 1993. The Partnership suspended quarterly distributions to Partners as of the fourth quarter of 1988 to enable it to fund operating deficits from certain of its properties. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners that were charged to limited partner capital accounts.

        There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership intends to renew its policy of making quarterly distributions of distributable cash from operations once the Partnership cash reserves exclusive of working capital reserves have sufficient funds to retire the Partnership's $3,400,000 recourse promissory note.

Item 6.  Selected Financial Data (a)

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                     December 31, 1994, 1993, 1992, 1991 and 1990
                 (not covered by Reports of Independent Accountants)

                               1994       1993       1992       1991      1990

Total income                 $6,392,361 $6,629,216 $6,649,929  $6,339,690 $6,078,643
Net loss (b)                 (706,274)  (5,783,253)(625,366)   (2,275,638)(128,207)
Net loss per Unit (b)        (29.12)    (233.39)   (24.91)     (90.64)    (5.11)

Total assets                 31,005,057 37,830,318 45,600,754  46,558,357 48,660,052
Notes and mortgages payable  29,487,591 35,334,863 37,221,143  37,622,020 37,498,177

(a)     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein.  Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners.  These amounts are charged to limited partner capital accounts and have not been included in the above data.

(b)     Included in 1994 is a $24,837 gain on sale of property (100% to the General
        Partner); included in 1993 is a $5,000,000 loss due to permanent impairment of assets ($199.15 per Unit) and $76,417 gain on sale of property (100% to the General Partner); included in 1991 is a $700,000 loss due to permanent impairment of assets ($27.88 per Unit); included in 1990, is $1,463,635 gain on refinance ($58.30 per Unit).

Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        From the $24,856,000 of Gross Proceeds of the offering, after deduction of selling expenses and other offering costs, the Partnership had $22,408,052 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees related to such investments), for working capital reserves and for capital expenditure reserves. From the proceeds of the offering, the Partnership set aside reserves of $370,000 and $350,000 to fund capital improvement programs at Versailles Village and Promenades Plaza, respectively. In addition, a development reserve of $750,000 was set aside from the balance of the proceeds from the refinancing of Promenades Plaza in 1986. These reserves were exhausted during 1989.

        In early 1989, the Partnership decided to undertake an additional $2.5 million development program at Promenades Plaza Shopping Center and the Partnership secured the necessary construction financing that year.
The renovation program at the Promenades Plaza Shopping Center was essentially completed during 1990, adding total new space of 14,624 square feet. The Partnership secured permanent financing to replace the construction loan on April 1, 1991. The difference between the payoff amount on the construction loan and the amount of the permanent financing of $160,634 was used to partially fund continuing capital expenditures at the center. Capital expenditures totalled $725,000 in 1991 and $223,000 in 1992, including $125,000 relating to the roof repair project. Capital improvements for 1993 totalled $217,400, including $198,700 for the roof repair project.

        In 1989, the Partnership sold an outparcel which was developed in conjunction with the access improvements at the Promenades Plaza Shopping Center for a sales price of $403,000. The proceeds from the sale were used to augment the funding of the development program. A second outparcel was under contract at December 31, 1992, and the sale was completed on January 27, 1993. The outparcel was sold for $500,000 netting the Partnership $452,500 after commissions and closing costs. The outparcel, developed in conjunction with the $2.5 million development program, had a net book value of $376,083. The Partnership recognized a gain of $76,417 in 1993. The proceeds were used to supplement Partnership reserves for Promenades' operating deficits after debt service and capital improvements.

        As a result of Promenades' continual cash flow deficits, the ongoing need for capital improvements, (including reworking space vacated by one of the anchors and a required $525,000 contribution to the expansion of the supermarket tenant), and the debt maturity, the General Partner determined that it was in the best interest of the Partnership to sell Promenades Plaza. Based on the overbuilt retail market in which the property operates, the poor visibility from main routes, the property's operating results, and the commitment to fund a portion of the supermarket's expansion, the General Partner expected that the net proceeds realized from a sale would be significantly less than the carrying value of the property. Accordingly, the Partnership recorded a loss of $5,000,000 due to permanent impairment of assets as of December 31, 1993.

        The Promenades Plaza first mortgage loan and recourse promissory note matured on January 1, 1994. The first mortgage note was extended until May 1, 1994 at existing terms to allow time for a sale. The promissory note was extended until March 25, 1994 at a 4.38% interest rate. The extension date was set to coincide with the maturity of the Stonebridge Manor recourse promissory note. On March 25, 1994, the two recourse promissory notes, totalling $3,400,000 were refinanced for a period of three years. The interest only payments are at a fixed rate of 6.6% for the first two years with no prepayment of principal. The interest only payment for the third year is a floating rate equal to Mellon Bank's prime rate. During the third year, the note is prepayable in full at any time. The note will continue to carry a corporate guarantee from CIGNA.

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

        On September 22, 1994, the Partnership completed the sale of Promenades Plaza to Sterling Promenades Limited Partnership for a gross sales price of $6,572,000. After closing costs and payment of the first mortgage loan obligations, the Partnership netted approximately $261,000 which was added to Partnership reserves. For book purposes, the property had a carrying value of approximately $6,240,000 (net of permanent impairment losses aggregating $5,700,000 recorded in 1991 and 1993) and the Partnership recorded a gain of approximately $25,000. For tax purposes, the Partnership has not recorded impairment losses previously and recorded a loss of approximately $4,504,000 on the sale.

        Operations at Promenades for 1994 generated a cash flow deficit, (inclusive of capital improvements, leasing commissions and debt service on both the first mortgage and promissory note), of approximately $183,000 through the date of sale. Repayment of the $2,500,000 promissory note was not able to be made from the sale of Promenades, but will be repaid from the Partnership's remaining assets. The promissory note is not secured by the Promenades' property but is a general recourse obligation of the Partnership.

        In August 1988, the Partnership refinanced the three mortgage loans incurred in connection with the acquisition of the Versailles Village Apartments. After repayment of the loans and paying other costs associated with the refinance, $235,000 remained. By the end of 1991, the excess proceeds had been used to fund a program of capital improvements. As an older complex, Versailles' rental rates are set below the market average to enable it to compete with the newer facilities, which have more amenities. A significant amount of maintenance expense and continued capital improvements is required to maintain the competitiveness of the property.

        The Versailles Village first mortgage was scheduled to mature in September 1993. The Partnership received extensions until March 30, 1994, while documents were finalized on the property's refinance with the existing first mortgage lender. The Versailles Village debt refinance was completed on March 30, 1994 with the property's first mortgage lender. The terms include a principal balance of $4,200,000 for seven years at 8% based on a 25 year amortization schedule. The loan will be assumable with approval and payment of a 1% transfer fee. The loan will be pre-payable over the term of the loan at the greater of yield maintenance, tied to treasuries, or 1% of the outstanding loan balance. The difference between the loan at maturity and the net refinance proceeds of $138,505 was added to the Partnership's reserves. As a requirement of the refinance, the Partnership set up a tax escrow account with the mortgage lender and deposited four months of the estimated tax bill, $32,275, on March 30, 1994.
The Partnership's plans call for a two year hold.

        After the expiration date of the seller's guarantee in November 1987, the Stonebridge Manor Apartments operated at a deficit. As a result, in March 1990, the Partnership refinanced the mortgage note incurred in the acquisition of the property which included a payoff of the existing balance at a reduced amount. Beginning with the third quarter of 1990, the quarter subsequent to the refinance, the property has been experiencing positive cash flow. On March 25, 1994, the Stonebridge $900,000 promissory note was refinanced along with the Promenades $2,500,000 promissory note. The property's first mortgage note matures April 1, 1995. The Partnership is in the process of securing a refinance with Hibernia National Bank for $5,300,000 for a period of three years at 10.15% with twenty year amortization. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year.
Origination fees and closing costs are expected at approximately $100,000. The Partnership expects that the property will be sold in late 1997 or early 1998 prior to debt maturity.

        During 1994, the Partnership refinanced the debt for Stewarts Glen III with the existing lender. The maturity date has been extended from February 1995 to April 1996 and the interest rate was lowered to 8.55%. The cost of the refinance was minimal. The Partnership's current strategy assumes a sale in early 1996 at debt maturity.

         During 1991, the Partnership benefitted from a reduction in debt service requirements for the Waterford first mortgage note. The Partnership had been receiving quarterly returns from an interest equalization account established at the time of the property's original bond financing. This escrow account was established to fund shortfalls in debt service requirements, if necessary. If debt service payments on the mortgage were made at the minimum 9% pay rate, and a positive balance remained once bond obligations were met, the difference was deposited into this account until the balance reached the required minimum of $652,457. Once the minimum was attained, the difference was available to the Partnership. The net reduction in debt service payments was $277,000 for 1992 and $322,246 in 1993. In December 1993, the Waterford bond-related debt was replaced with new bond financing. The replacement financing has a fixed rate and does not have an interest equalization feature.

        During the third quarter of 1993, the Partnership utilized reserves of $770,000 to resolve a dispute with the holder of Waterford's purchase money note regarding outstanding payments due. In December 1993, the remaining balance on the note was paid in full from the proceeds of the new bond-related first mortgage refinancing.

        The Waterford property's first mortgage and purchase money note were refinanced on December 17, 1993 with $11,755,000 in industrial revenue bonds issued by the Tulsa County Home Finance Authority and credit enhanced by AXA Reassurance, SA. The new financing is similar to the bond financing which it replaced and was issued by the same county housing authority. The bond issue consists of $11,355,000 of tax exempt bonds (Series A Bonds) which mature on December 1, 2018, and $400,000 in taxable bonds (Series B Bonds) which mature December 1, 1998. The interest rates on both series are fixed at 5.355% and 5.9455% (inclusive of Trustee fees and administrative costs) for the Series A and Series B bonds, respectively. The AXA insurance policy expires on December 1, 2004, however, the Partnership is required to obtain a new credit enhancer by December 1, 2003. The bonds can be prepaid in 2001 at 102% and at par in 2002 and thereafter.

        In order to facilitate the low-interest bond backed financing, the Partnership set up a new ownership structure for the property, with no financial statement impact on the Partnership. Reference is made to Item
1.  Business for a description.

        The Partnership utilized the proceeds from the new bond financing along with Partnership reserves to payoff the existing first and second mortgage loans, fund the cost of the refinance, set-up a $100,000 cash collateral account, and set up a maintenance escrow account. The Partnership's contribution totalled $817,648 which included $165,191 from Partnership reserves and the $652,457 interest equalization account recorded on the Partnership's balance sheet as a debt escrow fund. Total cost of issuance was $1,473,272, which included a surety fee for the credit enhancer of $963,910 and other issuance costs of $509,362.

        The credit enhancer on the new financing required a maintenance escrow agreement which the Partnership entered into as of December 1, 1993. The purpose of the agreement was to allow an escrow agent to control a reserve set aside by the Partnership for payment of necessary property repairs as determined by a consultant hired by the credit enhancer. The Partnership deposited $28,500 at closing which will be released to pay for repairs as completed. In addition, the bond documents call for additional contributions to the maintenance escrow account in an amount equivalent to 1% of gross revenues monthly. Funds are to be released as repairs are made.

        The Series A issue has been designed with a cash collateral account rather than a sinking fund. Upon closing, a $100,000 contribution was made to the cash collateral account representing a quasi debt service reserve. The cash collateral account was created to meet lender guidelines which required that 10% of the bond issue be amortized by the end of the ten year credit enhancement period. By utilizing a cash collateral account, the Partnership is able to retain the full amount of the tax-exempt bond issue which may increase the value of a premium if the property is sold prior to the bonds maturity. Contributions to the cash collateral account are scheduled to begin on December 1, 1998.

        Under the new bond structure, interest only payments of $52,541 are to be made monthly to the trustee to service the semi-annual payments due on the bonds. The Series B bonds interest payment will change in December 1995 when principal payments begin. The $400,000 principal amortizes based on a schedule of bond maturities by December 1998.

        The Partnership plans to sell the Waterford property late in 1998 prior to required contributions to the Series A cash collateral account.

        Each of the apartment properties continue to produce positive results for the Partnership. Cash generated from property operations will be used to fund Partnership expenses and supplement reserves.
Distributions to partners will not resume until the Partnership retires the $3,400,000 recourse note obligation.

        At December 31, 1994, the Partnership had $1,662,708 in cash and cash equivalents which will be used to fund working capital requirements and the Partnership's reserves. Overall, the portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the year ended December 31, 1994. The Partnership expects that overall, the operations for 1995 after debt service, capital improvements, and partnership expenses will provide positive cash flow to the Partnership's reserves.

Results of Operations

        Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) decreased in 1994 to approximately $3,631,000 from approximately $3,733,000 in 1993.

        At Versailles Village, net operating income increased approximately $69,000 in 1994 compared with 1993. The increase was the result of a slight increase in average occupancy and rent increases coupled with decreased repairs and maintenance expenses as 1993 included a painting project.

        Net operating income at Stonebridge Manor increased approximately $46,000 in 1994 from 1993, due to an increase in rental rates. The increase in income was partially offset by an increase in expenses.

        Increased expenses in 1994 at Waterford Apartments attributed to repairs and maintenance, utilities and bad debt, coupled with a slight decrease in average occupancy, decreased net operating income approximately $52,000 in 1994 compared with 1993.

        At Stewarts Glen, modest rental rate increases in 1994 resulted in increased net operating income of approximately $23,000 versus 1993.

        Net operating income at Promenades Plaza decreased approximately $226,000 in 1994 due primarily to the sale of the property on September 22, 1994.

        The balance of the change in the Partnership's 1994 net operating income compared with 1993 was increased interest income earned on trust accounts associated with Waterford's bond financing.

Results - 1994 Compared with 1993

        Generally, decreases in the income statement accounts are the result of the sale of Promenades Plaza on September 22, 1994. For the fourth quarter of 1993, Promenades Plaza accounted for approximately $258,000 of rental income, $47,000 of other income, $99,000 of property operating expenses, $45,000 of general and administrative expenses, $143,000 of interest expense and $123,000 of depreciation and amortization.

        Excluding the loss of fourth quarter 1994 rental income from the sale of Promenades Plaza, rental income increased approximately $23,000 for the year ended December 31, 1994, as compared with 1993. Rental rate increases implemented in 1993 and 1994 at Stonebridge Manor increased rental income approximately $80,000 for the year ended December 31, 1994, as compared with 1993. Decreased average occupancy at Promenades Plaza for the six months ended June 30, 1994, as compared with the same period of 1993, coupled with the loss of rental income from the sale date through September 30, 1994, decreased rental income approximately $92,000 for the applicable periods. Rental rate increases in 1994 at Versailles Village and Stewarts Glen, coupled with a slight increase in average occupancy at Versailles, resulted in increased rental income at each property for 1994 of approximately $23,000 and $16,000 respectively. A slight decrease in average occupancy at Waterford for 1994 resulted in an approximately $4,000 decrease in rental income compared with 1993.

        The increase in interest income for the year ended December 31, 1994, as compared with 1993, was the result of interest earned on trust accounts associated with Waterford's bond financing.

        Property operating expenses increased at Stonebridge for the year ended December 31, 1994, as compared with 1993, due to increased carpet and tile replacements and exterior painting. At Waterford Apartments, property operating expenses increased as a result of higher utility and insurance costs and parking lot repairs. Expense savings in 1994 at Versailles due to a 1993 painting project, partially offset the 1994 increases at Stonebridge and Waterford.

        The decrease in general and administrative expense for the year ended December 31, 1994, as compared with 1993, was the result of payroll savings in 1994 at Waterford and Stewarts Glen due to staffing changes and the absence of non-recurring legal fees recorded in the second and third quarters of 1993 at Promenades. The decrease was partially offset by increased advertising expenditures at Waterford in 1994.

        The provision for doubtful accounts was primarily the result of collectibility problems at Promenades Plaza.

        Mortgage litigation fees incurred in 1993 were related to the resolution of Waterford's second mortgage litigation.

        The increase in interest expense for the year ended December 31, 1994, as compared with 1993, was the result of a default rate of interest on the Promenades first mortgage between the June 1, 1994 default and the September 22, 1994 property sale. In addition, a low effective interest rate in 1993 on Waterford's variable rate bond financing versus 1994's fixed rate bond financing contributed to the increase. Offsetting a portion of the increase were: savings from the lower rates on the Promenades Stonebridge promissory notes refinanced during the first quarter of 1994; the Versailles Village first mortgage March 30, 1994 refinance, lowering the interest rate from 10% to 8%; and the Stewarts Glen November 1, 1994 refinance, decreasing the interest rate from 9.94% to 8.55%.

        The decrease in depreciation and amortization for the year ended December 31, 1994, as compared with 1993, was the result of the permanent impairment loss for Promenades and the amortization of the surety fee related to Waterford's variable rate bond financing in the fourth quarter of 1993. The decrease was partially offset by the write-off of the unamortized leasing commissions relating to vacated tenants at Promenades.

        The 1994 gain on sale of property was the result of the sale at Promenades Plaza in September 1994. The 1993 gain on sale of property was the result of an outparcel sale at Promenades Plaza in January 1993.

Results - 1993 Compared with 1992

        Rental income rose approximately $40,000 for the year ended December 31, 1993, as compared with 1992, as a result of increases at each of the Partnership's properties except Promenades Plaza. Rental rate increases implemented during 1992 and improved occupancy in 1993 increased rental income at Waterford by approximately $42,000. Rental rate increases implemented in 1993 at Versailles, and in 1992 and 1993 at Stonebridge, increased rental income approximately $12,000 and $68,000, respectively. Higher average occupancy percentages at the Stewarts Glen Apartments in 1993 versus 1992 contributed approximately $23,000 to the increase. Promenades Plaza's base rent was down with the loss of one of its anchors in March 1993, and its percentage rent was down as the supermarket tenant's sales volume was affected by the oversupply of retail space in the immediate area.

        Other income decreased for the year ended December 31, 1993, as compared with 1992, due to decreased corporate rentals at Stewarts Glen and Stonebridge Manor, and decreased recapture of operating expenses at Promenades Plaza. Operating expense recapture at Promenades Plaza was recorded as income in 1992 based on estimated expense amounts. Actual expenses were lower and an adjustment was posted to reduce income in 1993. In addition, 1992 included a one-time laundry redecorating fee at Stewarts Glen from a new laundry contract.

        Property operating expenses increased for the year ended December 31, 1993, as compared with 1992, due to planned increases in non-routine maintenance at Versailles Village and planned increases in routine maintenance at Stonebridge Manor due to the age of the properties. At Versailles Village, non-routine maintenance consisted of carpet replacements, air conditioning and roof repairs, and exterior painting. In addition, due to rate hikes and additional usage from the colder winter, Versailles Village had substantial increases to utilities. An increase in the assessed value coupled with an increase in the mill rate produced higher real estate taxes at Promenades Plaza. Planned decreases in non-routine maintenance at Waterford partially offset the increases.

        General and administrative expenses, inclusive of mortgage litigation fees, were up for the year ended December 31, 1993, as compared with 1992, due to increased payroll costs at Stewarts Glen, Stonebridge, Waterford and Versailles Village slightly offset by decreased payroll at Promenades Plaza. Planned decreases in advertising at Waterford coupled with decreases at Stonebridge more than offset the increased advertising at Versailles Village. In addition, included in 1993 are legal costs incurred relative to the Waterford purchase money note settlement agreement.

        The provision for doubtful accounts for both years was the result of continuing collectibility problems at Promenades Plaza.

        The decrease in interest expense for the year ended December 31, 1993, as compared with 1992, was the result of increased returns from Waterford's interest equalization account from lower interest rates and final adjustments to debt balances recorded in the fourth quarter of 1993 relative to the Waterford debt refinance.

        The increase in depreciation and amortization for the year ended December 31, 1993, as compared with 1992, was due mainly to the additional deferred charge amortization for the Waterford mortgage refinance. The unamortized balance of the surety fee capitalized from old debt was expensed.

        The gain on sale of property was the result of an outparcel sale at Promenades Plaza in January 1993.

Inflation

        With inflation at a low rate during 1994, 1993 and 1992, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

        Any significant inflation in future periods is likely to increase rental rates (from leases to new tenants or renewals of leases to existing tenants) assuming no major changes in market conditions. At the same time, it is anticipated that property operating expenses will be similarly affected. Assuming no major changes in occupancy levels, increases in rental income are expected to cover inflation driven increases in the cost of operating the properties and in property taxes. Inflation may also result in capital appreciation of the Partnership's investment properties over a period of time as rental rates and replacement costs of properties increase.

Item 8.  Financial Statements and Supplementary Data


        CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)



                                   Index
                                                                          Page

Report of Independent Accountants                                          17
Financial Statements:
        Balance Sheets, December 31, 1994 and 1993                         18
        Statements of Operations, For the Years Ended December 31, 1994,
         1993 and 1992                                                     19
        Statements of Partners' Capital (Deficit), For the Years Ended
         December 31, 1994, 1993 and 1992                                  20
        Statements of Cash Flows, For the Years Ended December 31, 1994,
         1993 and 1992                                                     21
        Notes to Financial Statements                                      22

Schedules:
        III - Real Estate and Accumulated Depreciation, December 31, 1994  30


Schedules not filed:

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        Report of Independent Accountants


To the Partners of
 Connecticut General Realty Investors III
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Realty Investors III Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Hartford, Connecticut
February 13, 1995

            CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                                    Balance Sheets

                              December 31, 1994 and 1993
                                        Assets        1994           1993
Property and improvements, at cost:
        Land and land improvements                 $6,029,006     $9,076,180
        Buildings                                  30,507,857     36,171,902
        Furniture and fixtures                     2,113,119      2,070,072
        Tenant improvements                        --             211,803
                                                   38,649,982     47,529,957
        Less accumulated depreciation              11,629,808     13,252,478
             Net property and improvements         27,020,174     34,277,479

Cash and cash equivalents                          1,662,708      1,150,033
Accounts receivable (net of allowance of $10,353
 in 1994 and $79,511 in 1993)                      87,264         206,298
Escrow deposits                                    171,265        65,430
Prepaid insurance                                  44,265         --
Other asset                                        97,371         --
Deferred charges, net                              1,415,350      1,624,418
Escrowed debt service funds                        506,660        506,660
             Total                                 $31,005,057    $37,830,318

                     Liabilities and Partners' Capital (Deficit)
Liabilities:
        Notes and mortgages payable                $29,487,591    $35,334,863
        Accounts payable and accrued expenses
          (including $8,067 in 1994 and $7,916
           in 1993 due to affiliates)              270,002        431,395
        Accrued interest payable
          (including $17,000 in 1994 and
          $15,312 in 1993 due to affiliates)       72,946         138,523
        Tenant security deposits                   169,144        219,023
        Unearned income                            25,693         16,887
             Total liabilities                     30,025,376     36,140,691

Partners' capital (deficit):
        General Partner:
          Capital contributions                    1,000          1,000
          Cumulative net loss                      (100,657)      (118,183)
          Cumulative cash distributions            (13,355)       (13,355)
                                                   (113,012)      (130,538)
        Limited partners (24,856 Units):
          Capital contributions, net of
             offering costs                       22,408,052     22,408,052
          Cumulative net loss                      (19,989,199)   (19,265,399)
          Cumulative cash distributions            (1,326,160)    (1,322,488)
                                                     1,092,693      1,820,165
             Total partners' capital                   979,681      1,689,627
             Total                                 $31,005,057    $37,830,318

     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations

                 For the Years Ended December 31, 1994, 1993 and 1992
<CAPTIONS>

                                               1994          1993         1992
Income:
        Rental income                       $6,057,080   $6,291,623    $6,251,731
        Other income                        252,860      299,690       360,925
        Interest income                     82,421       37,903        37,273
                                            6,392,361    6,629,216     6,649,929

Expenses:
        Property operating expenses         1,792,651    1,856,855     1,757,738
        General and administrative          824,771      908,046       939,576
        Fees and reimbursements to
          affiliates                        93,147       87,747        100,957
        Provision for doubtful accounts     50,347       43,444        103,072
        Mortgage litigation fees            --           175,129       --
        Interest expense (includes $66,313
          for 1994 and $61,250 for 1993 and
          1992 to affiliates)               2,833,940    2,520,418     2,688,088
        Depreciation and amortization       1,528,616    1,897,247     1,685,864
        Loss due to permanent impairment
          of assets                         --           5,000,000     --
                                            7,123,472    12,488,886    7,275,295

          Loss from operations              (731,111)    (5,859,670)   (625,366)

Gain on sale of property                    24,837       76,417        --

          Net loss                          $(706,274)   $(5,783,253)  $(625,366)

Net income (loss):
        General Partner                     $17,526      $17,820$      (6,254)
        Limited partners                    (723,800)    (5,801,073)   (619,112)
                                            $(706,274)   $(5,783,253)  $(625,366)


Net loss per Unit                           $(29.12)     $(233.39)     $(24.91)


     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                      Statements of Partners' Capital (Deficit)

                 For the Years Ended December 31, 1994, 1993 and 1992

                                             General       Limited
                                             Partner       Partners       Total

Balance (deficit) at December 31, 1991      $(142,104)    $8,244,798   $8,102,694

Distributions                               --            (2,765)      (2,765)

Net loss                                    (6,254)       (619,112)    (625,366)

Balance (deficit) at December 31, 1992      (148,358)     7,622,921    7,474,563

Distributions                               --            (1,683)      (1,683)

Net income (loss)                           17,820        (5,801,073)  (5,783,253)

Balance (deficit) at December 31, 1993      (130,538)     1,820,165    1,689,627

Distributions                               --            (3,672)      (3,672)

Net income (loss)                           17,526        (723,800)    (706,274)

Balance (deficit) at December 31, 1994      $(113,012)    $1,092,693   $979,681






     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Cash Flows

                 For the Years Ended December 31, 1994, 1993 and 1992
                                               1994          1993         1992
Cash flows from operating activities:
   Net loss                                 $(706,274)  $(5,783,253)   $(625,366)
   Adjustments to reconcile net loss to
    net cash provided by operating activities:
     Loss due to impairment of assets       --          5,000,000      --
     Gain on sale of property               (24,837)    (76,417)       --
     Depreciation and amortization          1,528,616   1,897,247      1,685,864
     Provision for doubtful accounts        50,347      43,444         103,072
     Deferred interest payable              --          61,026         181,527
     Accounts receivable                    68,687      (109,354)      (98,066)
     Accounts payable                       (170,032)   9,415          74,449
     Accrued interest payable               (65,577)    (51,369)       (84,873)
     Contribution to property
        maintenance fund                    (17,455)    (28,500)       --
     Other, net                             (271,089)   25,224         (129,115)
     Net cash provided by
        operating activities                392,386     987,463        1,107,492
Cash flows from investing activities:
    Purchases of property and
      improvements                          (198,797)   (295,231)      (324,264)
    Payment of leasing commissions          (72,502)    (13,009)       (19,921)
    Proceeds from sale of property          6,572,000   452,500        --
    Payment of closing costs related to sale
      of property                           (307,206)   --             --
       Net cash provided by (used in) investing
         activities                         5,993,495   144,260        (344,185)

Cash flows from financing activities:
    Proceeds from notes and
      mortgage loans                        4,200,000   11,755,000     --
    Repayment of notes and
      mortgage loans                        (10,047,272)(13,702,306)  (422,201)
    Proceeds from debt service escrow funds  --          2,552,457      --
    Contributions to debt escrow
      service funds                          --          (506,660)      --
    Payment of financing costs              (24,251)    (1,534,083)     --
    Distribution for limited partners       (1,683)     (1,592)       (1,173)
     Net cash used in financing activities  (5,873,206) (1,437,184)   (423,374)

Net increase (decrease) in cash and cash
       equivalents                           512,675    (305,461)      339,933
Cash and cash equivalents,beginning of year 1,150,033   1,455,494      1,115,561
Cash and cash equivalents,end of year       $1,662,708  $1,150,033     $1,455,494

Supplemental disclosure of cash information:
        Interest paid during period         $2,899,517  $2,470,605     $2,693,200

Supplemental disclosure of non-cash information:
        Accrued purchases of property
          and improvements                  $6,650      $--            $61,254

     The Notes to Financial Statements are an integral part of these statements.

        CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

                       Notes to Financial Statements

1.      Organization and Basis of Accounting

        The general partner of Connecticut General Realty Investors III Limited Partnership (the "Partnership") is CIGNA Realty Resources, Inc. - Fifth (the "General Partner"), an indirect, wholly owned subsidiary of CIGNA Corporation.

        In December 1993, the Partnership refinanced the first and second mortgages encumbering the Waterford Apartments property. The first mortgage, funded with multifamily housing revenue bonds issued by the Tulsa County Home Finance Authority, and the second mortgage were replaced with a new first mortgage. The replacement financing was also funded with newly issued multifamily housing revenue bonds issued by the Tulsa County Home Finance Authority. As a requirement of the new financing, the Waterford property had to be classified as single asset ownership. Since the Partnership owns multiple properties, a new partnership was created for the Waterford property as its sole real estate asset. Waterford Partnership, a general partnership, was organized in the State of Connecticut with the Partnership as its managing general partner (99.9% interest) and the General Partner (0.1% interest) as the other general partner. The interest of the General Partner in the new partnership is held in trust for the benefit of The Tulsa Corporation, a newly organized Delaware corporation, the stock of which is 100% owned by the Partnership. The Tulsa Corporation was created with the sole purpose of acting as the beneficiary of the General Partner's ownership interest in Waterford Partnership. The new structure has no economic effect on the Partners nor does it require any changes in financial reporting for the Partnership.

        The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effects of the adjustments as of December 31, 1994, 1993 and 1992, principally relating to the accounting for property impairment, and differences in depreciation methods, are summarized as follows:

                              1994                   1993                    1992


                     Financial      Tax      Financial      Tax      Financial      Tax
                     Reporting   Reporting   Reporting   Reporting   Reporting   Reporting

Total assets        $31,005,057  $26,055,282 $37,830,318 $37,931,007 $45,600,754 $41,255,002
Partners' capital
 (deficit):
   General Partner  (113,012)    (172,937)   (130,538)   (114,881)   (148,358)   (217,106)
   Limited partners 1,092,693    (3,771,899) 1,820,165   1,979,274   7,622,921   3,364,590

Net income (loss) (a):
   General Partner  17,526       (58,056)    17,820      102,225     (6,254)     (11,973)
   Limited partners (723,800)    (5,747,501) (5,801,073) (1,383,633) (619,112)   (1,185,281)

Net loss per Unit(a)(29.12)      (231.23)    (233.39)    (55.67)     (24.91)     (47.69)

(a) Included in 1994 is a $24,837 gain on sale of property (100% to the General Partner) for financial reporting and a loss on sale of $4,503,525 ($179.37 per Unit) for tax reporting; included in 1993 is a $5,000,000 loss due to permanent impairment of assets ($199.15 per Unit) for financial reporting only, and a gain on sale of property of $76,417 (100% to General Partner) for financial reporting purposes and $116,201 (100% to General Partner) for tax reporting.

2.   Summary of Significant Accounting Policies

a) Property and Improvements: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses and additionally for 1993, permanent impairment losses. Depreciation of property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years). Maintenance and repair expenses are charged to operations as incurred. Amounts received under the guarantee agreements from the sellers of the Waterford Apartments, Stonebridge Manor and Stewart's Glen Apartments Phase III were treated as a reduction of property purchase price.

     As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flows for each property, as estimated by the Partnership, is compared to the net book value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed permanent, an impairment loss is recorded.

     In November 1993, the Financial Accounting Standards Board issued a Proposed Statement of Financial Accounting Standards, "Accounting for the Impairment of Long-Lived Assets". Under the Proposed Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying value of the asset.
     If an impairment exists, the loss shall be measured as the amount by which the carrying value of the asset exceeds the fair value of the asset. Fair value of the asset shall be measured by its market value if an active market for that asset exists. If no market price is available, a forecast of expected discounted future net cash flows should be used. The discount rate applied should be commensurate with the risk involved. The effective date of a final statement is fiscal years beginning after June 15, 1995. Since the Partnership had no impairment losses in 1994, the statement, if it had been effective at December 31, 1994, would have had no effect on the Partnership's assets or results. The effect of the Proposed Statement on the financial position and results of operations of the Partnership in the year of adoption can not be reasonably estimated.

b) Cash and Cash Equivalents: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

c) Escrow Deposits and Escrowed Debt Service Funds: Escrow deposits consist of funds held to pay property taxes and insurance, as required by the first mortgage lender for Stewart's Glen and Waterford, a maintenance escrow, as required by the Waterford mortgage lender, and a utility deposit for Stonebridge Manor. Escrowed debt service funds relate to Waterford and include a debt service reserve and cash collateral reserve.

d) Other Asset: The other asset was a standby cash deposit related to the debt refinancing of Stewart's Glen Apartments in 1994. The cash deposit was returned to the Partnership in January 1995.

e) Deferred Charges: Deferred charges consist of costs incurred in obtaining financing for certain of the Partnership's properties which are amortized over the lives of the respective loans, and in 1993, the balance also consisted of leasing commissions, which were amortized using the straight-line method over the respective lease terms.

f) Partners Capital: Offering costs comprised of sales commissions and other issuance expenses have been charged to the partners' capital accounts as incurred.

g) Income Taxes: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

h) Basis of Presentation: Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.


3.   Investment Properties

     The Partnership purchased four apartment complexes located in Ohio, Oklahoma, Louisiana and Illinois and one shopping center located in Florida. At December 31, 1994, the Partnership owned four residential properties which were operating with leases in effect generally for a term of one year or less. On September 22, 1994, the Partnership completed the sale of Promenades Plaza to Sterling Promenades Limited Partnership. Each investment property is pledged as security for its respective non-recourse long-term debt.

     On January 27, 1993, the Partnership sold an outparcel at the Promenades Plaza Shopping with a $452,665 historic cost and a net book value of $376,083 for a sales price of $500,000, netting the Partnership $452,500 after commission and closing costs. The Partnership recognized a gain on the sale of $76,417 in 1993.

     The credit enhancer on the Waterford financing required a maintenance escrow agreement which the Partnership entered into as of December 1, 1993.
 The purpose of the agreement was to allow an escrow agent to control a reserve set aside by the Partnership for payment of necessary property repairs as determined by a consultant hired by the credit enhancer. The Partnership deposited an initial amount of $28,500 on December 17, 1993 which will be released to pay for repairs as completed. In addition, the bond documents call for additional contributions to the maintenance escrow account in an amount equivalent to 1% of gross revenues monthly. Funds are to be released as repairs are made.


4.   Deferred Charges

     Deferred charges at December 31, 1994 and 1993 consist of the following:
                                                  1994         1993

        Surety fee - Waterford financing        $963,910     $963,910
        Costs of obtaining financing             740,117      893,359
        Deferred leasing commissions                --        282,346
                                                1,704,027   2,139,615
        Accumulated amortization                (288,677)   (515,197)
                                               $1,415,350  $1,624,418


5.      Leases

        The Promenades Plaza Shopping Center, which was sold on September 22, 1994 (see Note 9), was leased under leases which were accounted for as operating leases and had lease terms ranging from less than one year to nine years.

        Certain of the commercial leases provided for additional rents based upon a percentage of tenant sales over a specified amount. Amounts earned by the Partnership for such rents in 1994, 1993 and 1992 were $71,669, $60,505 and $89,793, respectively. Certain of these leases also contained escalation and expense recapture clauses which provided that tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. The Partnership earned $113,031 in 1994, $175,060 in 1993 and $208,790 in 1992
as a result of such provisions.


6.      Notes and Mortgages Payable

        Except as noted, the Partnership's debt is non-recourse to the Partnership and is secured by the investment properties. Notes and mortgages payable at December 31, 1994 and 1993 consist of the following:

                                                          December 31
                                                      1994           1993
     8%  mortgage  note for  Versailles Village
     Apartments.    Principal  and interest  of
     $32,416 payable  monthly from May  1, 1994    $4,159,177     $--
     until April 1, 2001, when the balance of $3,704,876 will be due.

     10% mortgage note  for Versailles  Village
     Apartments.    Principal  and interest  of
     $36,890  payable  monthly from  October 1,
     1988, until  September 1,  1993, when  the
     balance was  due.   The loan was  extended    --             4,041,049
     at existing terms until March 31, 1994, and refinanced on March 30, 1994.

     8.875% mortgage note for  Promenades Plaza
     Shopping  Center.   Interest  only payable
     monthly until January 1, 1992.   Principal
     and  interest  of  $49,850   were  payable
     monthly  from  February  1,   1992,  until
     January 1, 1994 when the  balance was due.    --             5,856,794
     The loan  was extended until  May 1,  1994
     at existing terms. The property was sold on September 22, 1994.

     9.08%   promissory   recourse   note   for
     Promenades    Plaza    Shopping    Center.
     Interest  payments   were  due   quarterly
     until  January 1,  1994  when the  balance
     was  due.    The loan  was  extended until
     March 25,  1994 at  4.38%.   The loan  was
     consolidated, extended  and modified  with
     the    Stonebridge     Manor    Apartments    --             2,500,000
     promissory   note   as   the   Partnership
     promissory recourse note  dated March  25,
     1994.    The loan  is  not secured  by the
     property   but   is   guaranteed   by   an
     affiliate of the General Partner.

     Mortgage  notes for  Waterford  Apartments
     at  interest  rates  as  stated  on  bonds
     issued  by lender  to fund  loan.   Series
     1993   A   Bonds;    $11,355,000;   5.35%;
     interest only payments of  $50,624 12/1/93
     to  12/1/2018  due monthly;  10%  of  bond
     principal  required  in   cash  collateral
     account by the end  of the surety  period,
     12/1/2003; cash
     collateral   set   up   at  closing   with
     $100,000;   contributions  to   collateral
     begin 12/1/98;  bond maturity,  12/1/2018.    11,755,000     11,755,000
     Series  1993  B  Bonds;  $400,000;  5.75%;
     interest  only  payments  of   $1,917  due
     monthly 12/1/93 to 12/1/95,  principal and
     interest  of  $12,750 due  monthly 12/1/95
     to  6/1/96,  $11,605  6/1/96  to  12/1/96,
     $12,984 12/1/96 to 6/1/97,  $11,816 6/1/97
     to  12/1/97,  $12,338  12/1/97 to  6/1/98,
     $12,002   6/1/98    to   12/1/98;    fully
     amortized by 12/1/98.

     10.12%  mortgage   note  for   Stonebridge
     Manor Apartments.   Interest only  payable
     monthly until  April 1,  1992.   Principal
     and  interest  of $47,868  payable monthly    5,311,831      5,346,751
     from May 1, 1992 until April 1, 1995 when the balance of $5,305,661 will be due.

     10.5%   promissory   recourse   note   for
     Stonebridge  Manor Apartments.    Interest
     only  payable semiannually  commencing  on
     September 25, 1990, until March 25,  1994,
     when  the principal was due.  The loan was
     consolidated, extended  and modified  with
     the  Promenades   Plaza  Shopping   Center
     promissory   note   as   the   Partnership    --             900,000
     promissory recourse note  dated March  25,
     1994.   This loan  is not  secured by  the
     property   but   is   guaranteed   by   an
     affiliate of the General Partner.

     8.55%  mortgage  note  for Stewart's  Glen
     Apartments Phase  III.   Interest only  at
     9.94%  payable  monthly until  February 1,
     1991.   Principal and  interest of $47,306
     payable monthly  from March 1, 1991, until
     November  1,  1994,  when   the  note  was    4,861,583      4,935,269
     modified to 8.55% interest only payments of $34,639 payable monthly from December
     1, 1994 until April 1, 1996, the extended maturity date.

     Partnership   recourse   promissory   note
     dated  March 25,  1994 and  due March  25,
     1997.  Interest only payments at 6.6%  for
     the  first two  years  with no  prepayment
     provision.    The  interest only  payments
     for the third  year will be at  a floating    3,400,000      --
     rate equal  to Mellon  Bank's prime  rate.
     During the third year, the note can be prepaid in full at any time. The note is guaranteed by an affiliate of the General
     Partner.

        Total notes and mortgages payable          $29,487,591    $35,334,863

        On May 1, 1994, the Partnership's extension on Promenades' first mortgage loan expired. As an alternative to payment of the entire loan balance on May 1, 1994, the Partnership agreed with the first mortgage lender to pay an additional debt service payment to extend the maturity to June 1, 1994 while negotiations continued on the sale of the property. The lender requested an additional debt service payment due June 1, 1994 to extend the loan an additional month to July 1, 1994. Effective with the extension payment due June 1, 1994 (May interest due June 1), the Partnership defaulted. During June, the Partnership executed a contract with a potential buyer subject to a number of contingencies, including the buyer's ability to obtain financing and the performance of due diligence. As a result of the default, the first mortgage lender commenced foreclosure proceedings. The foreclosure was stayed by the Court due to the pending sale of the property and the Partnership and the first mortgage lender entered into a cash collateral agreement. The Court required the Partnership to complete its sale of the property by October 17, 1994. On September 22, 1994, the Partnership completed the sale of Promenades Plaza.

        The Waterford property's first and second mortgage debt was refinanced on December 17, 1993, with $11,755,000 in industrial revenue bonds issued by the Tulsa County Home Finance Authority and credit enhanced by AXA Reassurance, SA. The new financing is similar to the bond financing which it replaces and has been issued by the same county housing authority. The bond issue consists of $11,355,000 of tax exempt bonds (Series A Bonds) which matures on December 1, 2018, and $400,000 in taxable bonds (Series B Bonds) which mature December 1, 1998. The interest rate on both series are fixed at 5.35% and 5.75% for the Series A and Series B bonds, respectively. The AXA insurance policy expires on December 1, 2004. The bonds can be prepaid in 2001 at 102% and at par in 2002 and thereafter.

        The Series A issue has been designed with a cash collateral account rather than a sinking fund. Upon closing a $100,000 contribution was made to the cash collateral account representing a quasi debt service reserve. The cash collateral account was created to meet surety guidelines which required that 10% of the bond issue be amortized by the end of the ten year credit enhancement period. Contributions to the cash collateral account are scheduled to begin on December 1, 1998.

        Under the new bonds, interest only payments of $52,541 are made monthly to the trustee to service the semi-annual payments due on the bonds. The Series B bonds interest payment will change in December 1995 when principal payments begin. The $400,000 principal amortizes by December 1998 based on a schedule of bond maturities.

        The Partnership is in the process of securing a refinance of Stonebridge Manor Apartment's first mortgage note with a scheduled maturity of April 1, 1995, for $5,300,000 for a period of three years at 10.15% with twenty year amortization. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year.

Five year maturities of long-term debt are summarized as follows:

                    1995          $5,381,035
                    1996          5,050,630
                    1997          3,603,462
                    1998          202,480
                    1999          80,299
                    Thereafter    15,169,685

7.      Transactions with Affiliates

        Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1994, 1993 and 1992 are as follows:

                                      1994           1993          1992

     Property management fees(a)      $335,978       $335,157      $339,603
     Printing                            6,150          5,622         7,562
     Reimbursement (at cost) for
      out-of-pocket expenses            41,366         44,774        46,793

(a)  In 1994, 1993 and 1992, $290,347, $297,806 and $293,001, respectively, of these fees were for services contracted by CIGNA Investments, Inc., an affiliate of the General Partner, on behalf of the Partnership but paid directly by the Partnership to independent third party property management companies.

     In addition, the recourse promissory notes for Promenades Plaza Shopping Center and Stonebridge Manor were guaranteed by an affiliate of the General Partner for an annual fee of 2% and 1.25% on the outstanding balance, respectively, prior to consolidation, modification and extension effective on March 25, 1994. After consolidation, the note guarantee carries an annual fee of 2% of the outstanding balance.

8.   Partners' Capital

     During 1991, the State of Connecticut enacted new income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. On April 13, 1994, the Partnership paid the tax due on its 1993 Form CT-G State of Connecticut Group Income Tax Return. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $1,683 directly to the State of Connecticut. The Partnership also accrued the 1994 estimated payment of $3,672 as of December 31, 1994. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.

9.   Sale of Property

     As a result of Promenades' continual cash flow deficits, the ongoing need for capital improvements, and the debt maturity, the General Partner determined that it was in the best interest of the Partnership to sell Promenades Plaza. The General Partner expected that the net proceeds realized from a sale would be significantly less than the carrying value of the property and accordingly, the Partnership recorded a loss of $5,000,000 due to permanent impairment of assets as of December 31, 1993.

     On September 22, 1994, the Partnership completed the sale of Promenades Plaza to Sterling Promenades Limited Partnership for a gross sales price of $6,572,000. The property had a carrying value of $6,239,957 (net of permanent impairment losses of $5,000,000 in 1993 and $700,000 in 1991). After deducting closing costs of $307,206, the Partnership recorded a gain of $24,837.

10.     Partnership Agreement

        Pursuant to the terms of the Partnership Agreement as amended January 1, 1988, net income or loss and cash distributions from operations, as well as any net losses arising from the sale or disposition of investment properties, are to be allocated 1% to the General Partner and 99% to the Limited Partners. Cash distributions are allocated to the Partners following the receipt by an affiliate of the General Partner of a partnership management fee of 9% of "Adjusted Cash From Operations", as defined in the Partnership Agreement.

        Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

            To the Limited Partners up to the amount of their Original
             Invested Capital;

            To the General Partner, an additional amount depending upon the percentage of Gross Proceeds committed to investment in properties;

            To the Limited Partners in an amount, which when added to
             prior distributions from operations, equals an 8% cumulative noncompounded return on their adjusted invested capital;

            To an affiliate of the General Partner as a subordinated
             disposition fee; and

            With respect to the remainder, 85% to the Limited Partners and
             15% to the General Partner.

        Generally, income from the sale or disposition of investment property is allocated as follows:

            To each Partner having a deficit balance in the same ratio of such balance to the aggregate balance of all Partners;

            To each Partner to the extent of cash distributed from the sale; and

            Any remaining gain 1% to the General Partner and 99% to the
             Limited Partners.

                       CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP         SCHEDULE III

                                  (a Connecticut limited partnership)

                               Real Estate and Accumulated Depreciation
                                           December 31, 1994


                           Initial Cost to Partnership (B)(C)       Costs
                                                                   Capitalized
                                                                   Subsequent to
                                                                   Acquisition



                                                                                                           Life on Which
                                Land                                                                       Depreciation
                                and                                  Land, Building                        in Latest
 Description of                 Land                   Furniture     Improvements   Date of                Statement of
Apartment Complexes   Encumbr-  Improv-                   and        and Furniture  constr-  Date          Operations is
by Property Location  ances(A)  ments      Building    Fixtures      and Fixtures   uction   Acquired      Computed

Versailles           $4,159,177 $562,000  $4,857,554    $406,800       $717,943        1970   02/06/85     5-30 years
Village Apts.
Forest Park, OH

Waterford Apts.      11,755,000 2,085,826 11,343,875     492,765       23,250          1984   10/31/85     5-30 years
Tulsa, OK

Stonebridge          5,311,831  1,145,579  8,639,666      624,600      237,849         1985   11/26/85     5-30 years
Manor Apts.
New Orleans, LA

Stewart's Glen Apts. 4,861,583  1,888,214  5,307,646      220,993       95,422         1987   07/24/87     7-27.5 years
Phase III
Willowbrook, IL

Totals             $26,087,591  $5,681,619 $30,148,741    $1,745,158    $1,074,464

                       Gross Amount at Which Carried at Close of Period (D)(E)
                     Land and Land     Building and      Furniture and                          Accumulated
Description           Improvements     Improvements         Fixtures              Total         Depreciation (F)
Versailles                $759,141       $5,096,984         $688,172        $ 6,544,297         $2,309,171
Village Apts.
Forest Park, OH

Waterford Apts.          2,085,826       11,362,697          497,193         13,945,716          3,988,710
Tulsa, OK

Stonebridge              1,221,825        8,731,188          694,681         10,647,694          3,314,531
Manor Apts.
New Orleans, LA

Stewart's Glen Apts.     1,962,214        5,316,988          233,073          7,512,275          2,017,396
Phase III
Willowbrook, IL

Totals                  $6,029,006      $30,507,857       $2,113,119        $38,649,982        $11,629,808

(A)      Encumbrances, which are secured by the Partnership's property are net of discounts and include accrued interest payable at maturity (See Notes to Financial Statements).

(B)      The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses, net of discounts on related debt.

(C)      The Partnership recorded $774,493, $1,172,310 and $108,912 under the guarantee agreements from the sellers of the Waterford, Stonebridge Manor and Stewart's Glen Apartments Phase III, respectively, which were treated as a reduction of initial cost.

(D)      The aggregate cost of real estate owned at December 31, 1994 for federal income tax purposes is $38,965,186.

(E)      Reconciliation of real estate owned:

                Description                      1994                      1993                     1992
         Balance at beginning of period     $47,529,957               $52,748,645              $52,363,127

         Additions during period                205,447                   233,977                  385,518

         Reductions during period(G)         (9,085,422)               (5,452,665)                      --

         Balance at end of period           $38,649,982               $47,529,957              $52,748,645

(F)      Reconciliation of accumulated depreciation:

                Description                      1994                      1993                     1992
         Balance at beginning of period     $13,252,478               $11,786,429              $10,246,052

         Additions during period              1,328,700                 1,542,631                1,540,377

         Reductions during period (H)        (2,951,370)                  (76,582)                      --

         Balance at end of period           $11,629,808               $13,252,478              $11,786,429

(G)      Includes sale of Promenades Plaza in 1994 and sale of an outparcel at Promenades Plaza and $5,000,000 permanent impairment of assets in 1993.

(H)      Includes sale of Promenades Plaza in 1994 and sale of an outparcel at Promenades Plaza in 1993.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.




     Item 10.  Directors and Executive Officers of the Registrant

The General Partner of the Partnership, CIGNA Realty Resources, Inc.- Fifth, a
     Delaware corporation, is an indirectly, wholly owned subsidiary of CIGNA Corporation, a publicly held corporation whose stock is traded on the New York Stock Exchange. The General Partner has responsibility for and control over the affairs of the Partnership.

                                 The directors and executive officers of the
     General Partner as of February 28, 1995 are as follows:

   Name                     Office                     Served Since

   R. Bruce Albro           Director                   May 2, 1988

   Philip J. Ward           Director                   May 2, 1988

   John Wilkinson           Director                   September 7, 1993

   John D. Carey            President, Controller      September 7, 1993
                                                       September 4, 1990

   Verne E. Blodgett        Vice President, Counsel    April 2, 1990

   Joseph W. Springman      Vice President, Assistant September 7, 1993
                             Secretary

   David C. Kopp            Secretary                  September 29, 1989

   Marcy F. Blender         Treasurer                  August 1, 1994

        There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

        The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc. - Fifth, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc. - Fifth), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA Investments, Inc.), Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

        The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                              R. BRUCE ALBRO - DIRECTOR

        Mr. Albro, age 52, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.


                              PHILIP J. WARD - DIRECTOR

        Mr. Ward, age 46, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation and Cadillac Fairview, Inc.


                              JOHN WILKINSON - DIRECTOR

        Mr. Wilkinson, age 51, is Senior Vice President and Chief Financial Officer of the CIGNA Individual Insurance Division. He was appointed to that position in January 1992. Mr. Wilkinson joined the company in 1970 and became an officer in 1978. In 1981 he joined CIGNA Individual Financial Services Division (now CIGNA Individual Insurance) and was appointed Vice President in 1988 in that Division. Mr. Wilkinson continued to work in the Insurance Marketing area as Vice President until he was appointed to his current position. Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy. He is a Registered Principal of CIGNA Financial Advisors, Inc., a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter and Chartered Financial Counsellor.


                        JOHN D. CAREY - PRESIDENT, CONTROLLER

        Mr. Carey, age 31, joined CIGNA in 1990. Prior to joining CIGNA, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. His experience includes accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                     VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

        Mr. Blodgett, age 57, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


              JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

        Mr. Springman, age 53, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                              DAVID C. KOPP - SECRETARY

        Mr. Kopp, age 49, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.

                            MARCY F.  BLENDER - TREASURER

        Marcy F. Blender, age 38, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a B.A. degree from Rutgers University and an M.B.A. from Drexel University. She is a Certified Public Accountant.

     Item 11.  Executive Compensation

        Officers and directors of the General Partner receive no current or proposed direct compensation from the Partnership in such capacities. However, certain officers and directors of the General Partner received compensation from the General Partner and/or its affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership, but such compensation was not material in the aggregate.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

        No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of interest of the Partnership.

        There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

        As of February 28, 1995, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                              Units       Shares
                           Beneficially Beneficially   Percent
        Name                 Owned(a)    Owned(b)     of Class

        R. Bruce Albro (c)       0         6,076          *
        Philip J. Ward (d)       0        17,680          *
        John Wilkinson (e)       0        13,753          *

        All directors and officers
        Group (8) (f)            0        44,069          *


        * Less than 1% of class


     (a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
     (b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
     (c) Shares beneficially owned includes options to acquire 3,920 shares and 2,156 shares which are restricted as to disposition.
     (d) Shares beneficially owned includes options to acquire 10,985 shares and 2,274 shares which are restricted as to disposition.
     (e) Shares beneficially owned includes options to acquire 11,251 shares and 2,027 shares which are restricted as to disposition.
     (f) Shares beneficially owned by directors and officers include 28,511 shares of CIGNA common stock which may be acquired upon exercise of stock options and 10,111 shares which are restricted as to disposition.

     Item 13.  Certain Relationships and Related Transactions

        The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. In 1994, the Partnership distributed no cash from operations. The General Partner was allocated a share of Partnership income in 1994 of $17,526 which includes the entire gain on sale of Promenades of $24,837. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

        CII provided asset management services to the Partnership during 1994 at fees calculated at 5% of gross revenues from the Versailles Village Apartments, Waterford Apartments, Stonebridge Manor Apartments and Stewart's Glen Apartments and 6% of gross revenues from the Promenades Plaza Shopping Center less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1994, such affiliate earned asset management fees amounting to $45,631 for such services, of which $7,117 was unpaid as of December 31, 1994. Non-affiliated third party independent property managers contracted by CII earned $290,347 of management fees, of which $8,858 was unpaid as of December 31, 1994.

        CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. CFP did not earn or receive partnership management fees in 1994.

        The recourse promissory notes for Promenades Plaza Shopping Center and Stonebridge Manor, which were modified, extended and consolidated March 25, 1994, carry a corporate guarantee by CIGNA Corporation. The Partnership incurred a guarantee fee of $66,313 for 1994, of which $17,000 was unpaid at December 31, 1994.

        The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1994, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $47,516, of which $950 was unpaid as of December 31, 1994.

                                       PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


        (a)  1. Financial Statements.  See Index to Financial Statements in
                Item 8.

          2.    Financial Statement Schedules

             (a)
        Real Estate and Accumulated Depreciation. See Index to Financial Statements in Item 8.

          3.    Exhibits

             3 Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated July 2, 1984, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 2-90944.

             3(a)
        Amendment to Partnership Agreement, dated as of July 1, 1985, incorporated by reference to Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

             4 Certificate of Limited Partnership, dated April 16, 1984, incorporated by reference to Exhibit 4 to Form S-11 Registration Statement under the Securities Act of 1933, File No. 2-90944.

             10(a)
        Acquisition and Disposition Services Agreement, dated July 2, 1984, between Connecticut General Realty Investors III Limited Partnership and CIGNA Capital Advisers, Inc., incorporated by reference to exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (b)
        Supervisory Property Management Agreement, dated July 2, 1984, between Connecticut General Realty Investors III Limited Partnership and CIGNA Capital Advisers, Inc., incorporated by reference to exhibit 10(b) to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (c)
        Agreements concerning Certain Capital Contributions, between Connecticut General Management Resources, Inc. and CIGNA Realty Resources, Inc.-Fifth, incorporated by reference to exhibit 10(c) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (d)
        Purchase and Sale Agreement, dated as of January 17, 1985, relating to the Acquisition of Versailles Village Apartments, incorporated by reference to Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.

             (e)
        Bill of Sale and Assignment between Stonebridge Manor, a Louisiana Partnership in Commendam, and Connecticut General Realty Investors III Limited Partnership, dated November 26, 1985, relating to the acquisition of the Stonebridge Manor Apartments, incorporated by reference to Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (f)
        Act of Credit Sale and Assumption of Mortgage between Stonebridge Manor, a Louisiana Partnership in Commendam, and Connecticut General Realty Investors III Limited Partnership dated November 26, 1985, relating to the acquisition of the Stonebridge Manor Apartments, incorporated by reference to Exhibit 10(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (g)
        Purchase and Sale Agreement between Waterford, LTD. and Connecticut General Realty Investors III Limited Partnership, dated October 31, 1985, relating to the acquisition of the Waterford Apartments, incorporated by reference to Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (h)
        Promissory Note between Connecticut General Realty Investors III Limited Partnership, as Maker, and Waterford, LTD., as Payee, dated October 31, 1985, relating to the acquisition of the Waterford Apartments, incorporated by reference to Exhibit 10(l) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (i)
        Purchase and Sale Agreement between First Capital Income Properties Limited, Series V, and Connecticut General Realty Investors III Limited Partnership, relating to the acquisition of the Promenades Plaza Shopping Center, incorporated by reference to Exhibit 10(m) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

             (j)
        Mortgage Consolidation and Modification Agreement between Connecticut General Realty Investors III Limited Partnership and The Equitable Life Assurance Society of the United States, dated as of December 10, 1986, relating to the Promenades Plaza Shopping Center, incorporated by reference to Exhibit 10(n) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

             (k)
        Real Estate Purchase Agreement between Willowbrook Associates II and CIGNA Financial Partners, Inc., relating to Stewart's Glen Apartments Phase III, dated as of April 14, 1987, incorporated by reference to
        Exhibit 10(p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (l)
        Amendment to Real Estate Purchase Agreement, dated July 20, 1987, between Willowbrook Associates II and Phase III Apartment Venture, relating to the acquisition of Stewart's Glen Apartments Phase III, incorporated by reference to Exhibit 10(s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (m)
        Management and Leasing Agreement between Phase III Apartment Venture and Chasewood Properties, effective as of July 24, 1987, incorporated by reference to Exhibit 10(t) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (n)
        Mortgage, Security Agreement and Financing Statement and Promissory Note between Connecticut General Realty Investors III Limited Partnership and Massachusetts Mutual Life Insurance Company, dated January 25, 1988, relating to Stewart's Glen Apartments Phase III, incorporated by reference to Exhibit 10(v) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

             (o)
        Mortgage Note between Connecticut General Realty Investors III Limited Partnership and the John Hancock Mutual Life Insurance Co., dated as of August 12, 1988, relating to Versailles Village Apartments, incorporated by reference to Exhibit 10(w) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

             (p)
        Promissory Note between Connecticut General Realty Investors III Limited Partnership and Aetna Life Insurance Company, dated March 28, 1990, relating to Stonebridge Manor Apartments incorporated by reference to
        Exhibit 10 (p) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

             (q)
        Promissory Note between Connecticut General Realty Investors III Limited Partnership and Mellon Bank National Association, dated March 28, 1990, relating to Stonebridge Manor Apartments incorporated by reference to
        Exhibit 10 (q) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

             (r)
        Mortgage and Note Modification Agreement between Connecticut General Realty Investors III Limited Partnership and The Equitable Life Assurance Society of the United States, dated June 30, 1989, relating to Promenades Plaza Shopping Center incorporated by reference to Exhibit 10
        (r) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

             (s)
        Promissory Note between Connecticut General Realty Investors III Limited Partnership and Barnett Bank of Southwest Florida, dated June 30, 1989, relating to Promenades Plaza Shopping Center incorporated by reference to Exhibit 10 (s) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

             (t)
        Promissory Note between Registrant and John Hancock Mutual Life Insurance Company, dated March 24, 1994, relating to Versailles Village Apartments incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

             (u)
        Documents and Agreements concerning the December 17, 1993 debt refinance of the Registrant's Waterford Apartments property with industrial revenue bonds issued by the Tulsa County Home Finance Authority and credit enhanced by AXA Reassurance, SA incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

             (v)
        Consolidation, Extension, Modification, and Restatement of Promissory Notes between Registrant and Mellon Bank, N.A., dated March 25, 1994 relating to Stonebridge Manor Apartments and Promenades Plaza Shopping Center incorporated by reference to Form 10-Q for the quarter ended March 31, 1994.

             (w)
        Contract for Purchase and Sale dated July 19, 1994, First Amendment to Contract for Purchase and Sale dated August 18, 1994, and Second Amendment to Contract for Purchase and Sale dated September 21, 1994 between the Registrant and Sterling Promenades Limited Partnership, a Florida limited partnership incorporated by reference to Form 8-K dated September 22, 1994.

             (x)
        Loan Modification Agreement between Connecticut General Realty Investors III Limited Partnership and Massachusetts Mutual Life Insurance Company, dated November 1, 1994, relating to Stewart's Glen Apartments.

             27 Financial Data Schedules.

        (b)  Reports on Form 8-K:

          In a report filed on Form 8K dated September 22, 1994, the Partnership reported the sale of Promenades Plaza to Sterling Promenades Limited Partnership.

                                      SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONNECTICUT GENERAL REALTY INVESTORS III
                                   LIMITED PARTNERSHIP

                                   By:  CIGNA Realty Resources, Inc. - Fifth
                                        General Partner



     Date:  March 28, 1995         By:  /s/   John D. Carey
                                        John D. Carey, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.



        /s/   Philip J. Ward            Date:               March 28, 1995
        Philip J. Ward, Director



        /s/   R. Bruce Albro            Date:               March 28, 1995
        R. Bruce Albro, Director



        /s/   John Wilkinson            Date:               March 28, 1995
        John Wilkinson, Director



        /s/   John D. Carey             Date:               March 28, 1995
        John D. Carey, President, Controller
        (Principal Executive Officer)
        (Principal Accounting Officer)



        /s/   Marcy F. Blender          Date:               March 28, 1995
        March F. Blender, Treasurer
        (Principal Financial Officer)