Form 10-Q
period 1995-03-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-05-15
CIK 745471

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                    March 31,    December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and land improvements                 $6,054,496     $6,029,006
        Buildings                                  30,512,114     30,507,857
        Furniture and fixtures                     2,157,858      2,113,119
                                                   38,724,468     38,649,982
        Less accumulated depreciation              11,913,530     11,629,808
             Net property and improvements         26,810,938     27,020,174
Cash and cash equivalents                          1,821,231      1,662,708
Accounts receivable (net of allowance of $12,744
   in 1995 and $10,353 in 1994)                    75,991         87,264
Escrow deposits                                    201,246        171,265
Prepaid insurance                                  45,704         44,265
Deferred charges                                   1,471,226      1,415,350
Debt service fund escrow                           506,660        506,660
Other asset                                        --             97,371
             Total                                 $30,932,996    $31,005,057

                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Notes and mortgages payable                $29,461,600    $29,487,591
        Accounts payable (including $17,075 in 1995
          and $8,067 in 1994 due to affiliates)    309,306        270,002
        Accrued interest payable (including
          $17,000 due to affiliates
          in 1995 and 1994)                        72,332         72,946
        Tenant security deposits                   165,641        169,144
        Unearned income                            19,045         25,693
             Total liabilities                     30,027,924     30,025,376
Partners' capital (deficit):
      General Partner:
       Capital contributions                       1,000          1,000
       Cumulative net loss                         (101,403)      (100,657)
       Cumulative cash distributions               (13,355)       (13,355)
                                                   (113,758)      (113,012)
      Limited partners (24,856 Units)
       Capital contributions,net of offering costs 22,408,052     22,408,052
       Cumulative net loss                         (20,063,062)   (19,989,199)
       Cumulative cash distributions               (1,326,160)    (1,326,160)
                                                   1,018,830      1,092,693
             Total partners' capital               905,072        979,681
             Total                                 $30,932,996    $31,005,057

   The Notes to Financial Statements are an integral part of these statements.

           CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                             Statements of Operations

                 For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
Income:
        Rental income                              $1,318,519     $1,586,751
        Other income                               35,813         69,859
        Interest income                            31,297         11,258
                                                   1,385,629      1,667,868

Expenses:
        Property operating expenses                369,983        452,682
        General and administrative                 191,328        205,051
        Fees and reimbursements to affiliates      23,419         27,117
        Interest expense (includes $17,000 for 1995 and
          $15,313 for 1994 to affiliates)          548,264        710,205
        Depreciation and amortization              327,244        425,072
                                                   1,460,238      1,820,127

          Net loss                                 $(74,609)      $(152,259)

Net loss:
        General Partner                            $(746)         $(1,523)
        Limited partners                           (73,863)       (150,736)
                                                   $(74,609)      $(152,259)

Net loss per Unit                                  $(2.97)        $(6.06)



     The Notes to Financial Statements are an integral part of these statements.

            CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                        (a Connecticut limited partnership)

                               Statements of Cash Flows

                  For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994
Cash flows from operating activities:
       Net loss                                    $(74,609)      $(152,259)
       Adjustment to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization             327,244        425,072
         Accounts receivable                       11,273         117,985
         Accounts payable                          45,954         8,752
         Accrued interest payable                  (614)          (123,210)
         Contribution to property maintenance fund (4,247)        --
         Other, net                                60,047         (148,920)
            Net cash provided by
              operating activities                 365,048        127,420

Cash flows from investing activities:
       Purchase of property and improvements       (81,136)       (12,303)
       Payment of leasing commissions              --             (22,502)
            Net cash used in investing activities  (81,136)       (34,805)


Cash flows from financing activities:
       Proceeds from mortgage loan                 5,300,000      4,200,000
       Repayment of notes and mortgage loans       (5,325,991)    (4,095,225)
       Payment of financing costs                  (99,398)       (26,503)
            Net cash (used in) provided by
            financing activities                   (125,389)      78,272

Net increase in cash and cash equivalents          158,523        170,887
Cash and cash equivalents, beginning of year       1,662,708      1,150,033
Cash and cash equivalents, end of period           $1,821,231     $1,320,920

Supplemental disclosures of cash information:
        Interest paid during period                $548,878       $833,415


     The Notes to Financial Statements are an integral part of these statements.

           CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                        (a Connecticut limited partnership)

                            Notes to Financial Statements
                                     (Unaudited)


        Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.      Basis of Accounting

a) Basis of Presentation: The accompanying financial statements were prepared in accordance with generally accepted accounting principles. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

b) Cash and Cash Equivalents: Short term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.


2.      Notes and Mortgages Payable

        On March 31, 1995, the Partnership refinanced the Stonebridge Manor Apartment's first mortgage note which was scheduled to mature on April 1, 1995. The new mortgage note is in the amount of $5,300,000 with a term of three years and monthly payments at 10.15% interest and twenty year amortization. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year.

        During 1994, the Partnership refinanced the debt for Stewarts Glen III with the existing lender. The maturity date has been extended from February 1995 to April 1996 and the interest rate was lowered to 8.55%. The Partnership will likely sell the property in early 1996 at debt maturity.


3.      Deferred Charges

        Deferred charges consist of the following:

                                                   March 31,   December 31,
                                                     1995          1994

    Surety fee - Waterford Apartments mortgage note $963,910      $963,910
    Costs of obtaining financing                    839,515       740,117
                                                    1,803,425     1,704,027
    Accumulated amortization                        (332,199)     (288,677)
                                                    $1,471,226    $1,415,350

4.      Transactions with Affiliates

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

        Other fees and expenses related to the General Partner or its affiliates are as follows:

                                            Three Months Ended  Unpaid at
                                                 March 31,      March 31,
                                              1995      1994      1995
        Property management fee (a)          $10,509   $15,124   $7,081
        Reimbursement (at cost) for
         out-of-pocket expenses              12,910    11,993    9,994
                                             $23,419   $27,117   $17,075

(a) Does not include property management fees earned by independent property management companies of $56,253 and $57,574 for the three months ended March 31, 1995 and 1994 respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

         CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        At March 31, 1995, the Partnership had $1,821,231 in cash and cash equivalents which will be used to fund working capital requirements and the Partnership's reserves. The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three months ended March 31, 1995.

        Each of the apartment properties has produced positive results in the first quarter of 1995 for the Partnership. Cash generated from property operations after Partnership expenses will supplement reserves. Distributions to partners will not resume until the Partnership retires the $3,400,000 recourse note obligation. For the first quarter of 1995, adjusted cash from operations approximated $50,000 after capital improvements, the cost of the Stonebridge refinance, and partnership level expenses. First quarter cash flow was net of a $43,000 major club house renovation at Waterford and $28,000 for security gates and fencing at Stonebridge.

        The first mortgage note for Stonebridge matured April 1, 1995. The Partnership completed a refinance with Hibernia National Bank on March 31, 1995. The new loan is in the principal amount of $5,300,000 with a term of three years and monthly payments at 10.15% interest with twenty year amortization. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year. The new loan approximated the principal balance of the loan in which it replaced. Origination fees and closing costs totalled approximately $105,000. The refinance positions the property for a sale in late 1997 or early 1998 prior to debt maturity.

        During 1994, the Partnership refinanced the debt for Stewarts Glen III with the existing lender. The maturity date was extended from February 1995 to April 1996. The Partnership's current strategy assumes a sale in early 1996 at debt maturity. The cash residual from the sale, after payment of the property's first mortgage, will be added to Partnership reserves for payment of the Partnership's recourse promissory note upon its maturity.


Results of Operations

        Generally, decreases in the income statement accounts are the result of the Promenades Plaza sale on September 22, 1994. For the first quarter of 1994, Promenades Plaza accounted for approximately $296,000 of rental income, $38,000 of other income, $103,000 of property operating expenses, $35,000 of general and administrative expenses, $130,000 of interest expense and $120,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's four remaining properties.

        Rental income increased approximately $28,000 for the three months ended March 31, 1995, as compared with the same period of 1994. Rental rate increases implemented at Stonebridge Manor and Stewarts Glen offset nominal decreases in average occupancy for 1995 resulting in increased rental income of approximately $22,000 and $4,000, respectively. Modest rental rate increases at Versailles Village resulted in an approximately $7,000 increase in rental income. At Waterford Apartments, a slight decrease in average occupancy led to an approximately $5,000 decrease for 1995.

        The increase in interest income for the three months ended March 31, 1995, as compared with the same period of 1994, was the result of increased interest earned on the trust accounts associated with Waterford's bond financing and an increase in interest rates on short term investments.

        Overall, property operating expenses increased for the three months ended March 31, 1995, as compared with the same period of 1994, due to increased painting costs and carpet and vinyl replacements at Stonebridge and Waterford. In addition, Waterford had nonroutine expenditures for balcony repairs and landscaping work while Stonebridge incurred costs for dryer vent replacements and fireplace cleaning. An expense decrease at Versailles was the result of a nonrecurring real estate tax consulting fee
in 1994 and a drop in utility usage in 1995 due to the milder winter.   The
expense savings at Versailles partially offset the increases at Stonebridge and Waterford.

        The increase in general and administrative expense for the three months ended March 31, 1995, as compared with the same period of 1994, was the result of increased payroll related costs at Waterford, Stonebridge and Stewarts Glen. In addition, advertising costs were increased at Waterford in an effort to increase occupancy.

        The decrease in interest expense for the three months ended March 31, 1995, as compared with 1994, was the result of the March 30, 1994 Versailles Village first mortgage refinance, lowering the interest rate from 10% to 8% and the November 1, 1994 Stewart's Glen refinance, decreasing the interest rate from 9.94% to 8.55%.

        The increase in depreciation and amortization for the three months ended March 31, 1995, as compared with the same period of 1994, was the result of increased amortization of deferred charges related to Waterford's fixed rate bond financing.

                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                              1994                  1995
                                At 3/31 At 6/30 At 9/30 At 12/31   At 3/31

1. Versailles Village Apartments
   Forest Park, Ohio              94%     97%    99%     96%       97%

2. Promenades Plaza Shopping Ctr.
   Port Charlotte, Florida (a)    82%    82%     N/A     N/A       N/A

3. Waterford Apartments
   Tulsa, Oklahoma                88%     93%    94%     83%       90%

4. Stonebridge Manor Apartments
   New Orleans, Louisiana         96%     97%    95%     97%       96%

5. Stewart's Glen Apts. Phase III
   Willowbrook, Illinois          100%    99%    93%     98%       96%

(a)     Promenades Plaza was sold during the third quarter 1994.




Part II- Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          10(y) Loan Agreement between Connecticut General Realty Investors III Limited Partnership and Hibernia National Bank, dated March 29, 1995 relating to Stonebridge Manor Apartments.

          27 Financial Data Schedules.

        (b)   No Form 8-Ks were filed during the three months ended March
              31, 1995.

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



                              CONNECTICUT GENERAL REALTY INVESTORS III
                              LIMITED PARTNERSHIP


                              By:  CIGNA Realty Resources, Inc. - Fifth,
                                   General Partner




Date: May 15, 1995            By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)