Form 10-Q
period 1995-06-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-08-14
CIK 745471

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

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
                         (a Connecticut limited partnership)

                                    Balance Sheets
                                                    June 30,     December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and land improvements                 $6,054,496   $6,029,006
        Buildings                                   30,527,560   30,507,857
        Furniture and fixtures                      2,173,649    2,113,119
                                                    38,755,705   38,649,982
        Less accumulated depreciation               12,198,464   11,629,808
             Net property and improvements          26,557,241   27,020,174
Cash and cash equivalents                           2,091,938    1,662,708
Accounts receivable (net of allowance of $14,938
   in 1995 and $10,353 in 1994)                     11,224       87,264
Escrow deposits                                     233,409      171,265
Prepaid insurance                                   22,719       44,265
Deferred charges                                    1,427,712    1,415,350
Debt service fund escrow                            506,660      506,660
Other assets                                        1,000        97,371
             Total                                 $30,851,903  $31,005,057

                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Notes and mortgages payable                $29,431,006   $29,487,591
        Accounts payable and accrued expenses
          (including $27,467 in 1995 and $8,067
          in 1994 due to affiliates)                291,349       270,002
        Accrued interest payable (including $17,000
          due to affiliates in 1995 and 1994)       73,561        72,946
        Tenant security deposits                    165,974       169,144
        Unearned income                             23,510        25,693
             Total liabilities                      29,985,400    30,025,376
Partners' capital (deficit):
       General Partner:
        Capital contributions                       1,000         1,000
        Cumulative net loss                         (101,789)     (100,657)
        Cumulative cash distributions               (13,355)      (13,355)
                                                    (114,144)     (113,012)
       Limited partners (24,856 Units)
        Capital contributions,net of offering costs 22,408,052    22,408,052
        Cumulative net loss                         (20,101,245)  (19,989,199)
        Cumulative cash distributions               (1,326,160)   (1,326,160)
                                                    980,647       1,092,693
             Total partners' capital                866,503       979,681
             Total                                 $30,851,903   $31,005,057

     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations
                                     (Unaudited)
                                        Three Months Ended    Six Months Ended
                                             June 30,              June 30,
                                          1995      1994        1995      1994

Income:
    Rental income                    $1,358,357 $1,580,105 $2,676,876 $3,166,856
    Other income                     72,147     67,779     107,960    137,638
    Interest income                  37,776     17,798     69,073     29,056
                                     1,468,280  1,665,682  2,853,909  3,333,550

Expenses:
    Property operating expenses      389,142    440,952    759,125    893,634
    General and administrative       201,156    205,199    392,484    410,250
    Fees and reimbursements to
      affiliates                     21,160     28,726     44,579     55,843
    Interest expense (includes $17,000 and
     $34,000 for 1995 and $17,000 and
     $32,313 for 1994 to affiliates) 561,331    704,347    1,109,595  1,414,552
    Depreciation and amortization    334,060    391,142    661,304    816,214
                                     1,506,849  1,770,366  2,967,087  3,590,493

         Net loss                    $(38,569)  $(104,684) $(113,178) $(256,943)

Net loss:
    General Partner                  $(386)     $(1,046)   $(1,132)   $(2,569)
    Limited partners                 (38,183)   (103,638)  (112,046)  (254,374)
                                     $(38,569)  $(104,684) $(113,178) $(256,943)

Net loss per Unit                    $(1.54)    $(4.17)    $(4.51)    $(10.23)

  The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Cash Flows

                   For the Six Months Ended June 30, 1995 and 1994
                                     (Unaudited)



                                                      1995           1994

Cash flows from operating activities:
        Net loss                                     $(113,178)   $(256,943)
  Adjustment to reconcile net loss to net cash
  provided by operating activities:
 Depreciation and amortization                       661,304      816,214
 Accounts receivable                                 76,040       119,456
 Accounts payable and accrued expenses               25,019       47,841
 Accrued interest payable                            615          24,303
 Other, net                                          50,420       (116,307)
  Net cash provided by operating activities          700,220      634,564

Cash flows from investing activities:
 Purchase of property and improvements               (105,723)    (59,125)
 Payment of leasing commissions                       --          (22,502 )
  Net cash used in investing activities              (105,723)    (81,627)


Cash flows from financing activities:
 Proceeds from mortgage loan                          5,300,000   4,200,000
 Repayment of notes and mortgage loans                (5,356,585) (4,143,950)
 Payment of financing costs                           (105,010)   (24,251)
 Cash distribution for limited partners               (3,672)     (1,683)
  Net cash (used in) provided by financing activities (165,267)   30,116

Net increase in cash and cash equivalents             429,230     583,053
Cash and cash equivalents, beginning of year          1,662,708   1,150,033
Cash and cash equivalents, end of period              $2,091,938  $1,733,086

Supplemental disclosures of cash information:
        Interest paid during period                   $1,108,980  $1,390,249




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

c) Escrow Deposits: Escrow deposits consist of funds held to pay property taxes and insurance, as required by the first mortgage lender for Stewart's Glen, Versailles and Waterford, maintenance escrows, as required by the first mortgage lender for Waterford and Stonebridge Manor, and a utility deposit for Stonebridge Manor.

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

        During 1994, the Partnership refinanced the debt for Stewart's Glen III with the existing lender. The maturity date has been extended from February 1995 to April 1996 and the interest rate was lowered to 8.55%.
The Partnership will likely sell the property in early 1996 at debt maturity.


3.      Deferred Charges

        Deferred charges consist of the following:

                                                     June 30,     December 31,
                                                       1995           1994

      Surety fee - Waterford Apartments mortgage note $ 963,910   $  963,910
      Costs of obtaining financing                      845,127      740,117
                                                      1,809,037    1,704,027
      Accumulated amortization                         (381,325)   (288,677)
                                                    $ 1,427,712   $1,415,350


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

        Other fees and expenses related to the General Partner or its affiliates are as follows:

                             Three Months Ended  Six Months Ended   Unpaid at
                                   June 30,         June 30,         June 30,
                                1995      1994   1995      1994      1995

 Property management fee(a)  $11,066   $13,179  $21,575  $28,303    $7,433
 Reimbursement (at cost) for
  out-of-pocket expenses      10,094    15,547   23,004   27,540    20,034
                             $21,160   $28,726  $44,579  $55,843   $27,467

(a) Does not include property management fees earned by independent property management companies of $58,804 and $71,853 for the three months ended June 30, 1995 and 1994 respectively and $115,057 and $143,295 for the six months ended June 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

        CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        At June 30, 1995, the Partnership had $2,091,938 in cash and cash equivalents which will be used to fund working capital requirements and the Partnership's reserves. The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three and six months ended June 30, 1995.

        Each of the apartment properties has produced positive results in the second quarter of 1995 for the Partnership. Cash generated from property operations after Partnership expenses will supplement reserves. Distributions to partners will not resume until the Partnership retires the $3,400,000 recourse note obligation. For the second quarter of 1995, adjusted cash from operations approximated $233,000 after capital improvements and partnership level expenses.

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

        During 1994, the Partnership refinanced the debt for Stewart's Glen III with the existing lender. The maturity date was extended from February 1995 to April 1996. The Partnership's current strategy assumes a sale in early 1996 at debt maturity. The cash residual from the sale, after payment of the property's first mortgage, will be added to Partnership reserves for payment of the Partnership's recourse promissory note upon its maturity.


Results of Operations

        Generally, decreases in the income statement accounts are the result of the Promenades Plaza sale on September 22, 1994. For the six months ended June 30, 1994, Promenades Plaza accounted for approximately $570,000 of rental income, $73,000 of other income, $184,000 of property operating expenses, $61,000 of general and administrative expenses, $259,000 of interest expense and $188,000 of depreciation and amortization. For the three months ended June 30, 1994, Promenades Plaza accounted for approximately $274,000 of rental income, $35,000 of other income, $81,000 of property operating expenses, $23,000 of general and administrative expenses, $129,000 of interest expense and $68,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's four remaining properties.

        Rental income increased approximately $52,000 and $80,000 for the three and six months ended June 30, 1995, respectively, as compared with the same periods of 1994. Rental rate increases offset nominal decreases in average occupancy for 1995 resulting in increased rental income of approximately $25,000 and $47,000 for the three and six months at Stonebridge Manor and $4,000 for the six months at Stewart's Glen. Rental rate increases at Versailles Village resulted in an approximately $19,000 and $26,000 increase in rental income. At Waterford Apartments, an increase in second quarter average occupancy led to an approximately $8,000 and $3,000 rental income increase for the three and six months.

        The increase in other income for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was primarily the result of approximately $35,000 received in the second quarter of 1995 for additional 1994 expense recapture and percentage rents billings to tenants at Promenades.

        The increase in interest income for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was the result of increased interest earned on the trust accounts associated with Waterford's bond financing and an increase in interest rates on short term investments.

        Overall, property operating expenses increased for the three and six months ended June 30, 1995, as compared with the same periods of 1994, due to increased painting costs and carpet and vinyl replacements at Waterford and Stewart's Glen. In addition, Waterford had nonroutine expenditures for balcony repairs and landscaping work while Stonebridge incurred costs for dryer vent replacements and fireplace cleaning. An expense decrease at Versailles was the result of a nonrecurring real estate tax consulting fee in 1994 and a drop in utility usage in 1995 due to the milder winter.

        The increase in general and administrative expense for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was the result of increased payroll related costs at Waterford, Stonebridge and Stewart's Glen. In addition, advertising costs were increased at Waterford in an effort to increase occupancy.

        The decrease in interest expense for the three and six months ended June 30, 1995, as compared with 1994, was the result of the November 1, 1994 Stewart's Glen refinance, decreasing the interest rate from 9.94% to 8.55%. In addition, the March 30, 1994 Versailles Village first mortgage refinance lowering the interest rate from 10% to 8% had decreased interest expense for the first quarter of 1995, as compared with the same period of 1994.

        The increase in depreciation and amortization for the three and six months ended June 30, 1995, as compared with the same periods of 1994, was the result of increased amortization of deferred charges related to Waterford's fixed rate bond financing. In addition, amortization of financing costs related to the April 1, 1995 Stonebridge Manor first mortgage refinance increased expense for the three months ended June 30, 1995, as compared with the same period of the previous year.



                                      Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                          1994                      1995
                            At 3/31 At 6/30 At 9/30 At 12/31  At 3/31 At 6/30

1. Versailles Village Apartments
   Forest Park, Ohio           94%     97%     99%      96%       97%     99%

2. Promenades Plaza Shopping Ctr.
   Port Charlotte, Florida(a)  82%     82%     N/A      N/A       N/A     N/A

3. Waterford Apartments
   Tulsa, Oklahoma             88%     93%     94%      83%       90%     96%

4. Stonebridge Manor Apartments
   New Orleans, Louisiana      96%     97%     95%      97%       96%     97%

5. Stewart's Glen Apts. Phase III
   Willowbrook, Illinois      100%     99%     93%      98%       96%     89%

(a)     Promenades Plaza was sold during the third quarter 1994.


Part II- Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

          27 Financial Data Schedules.

      (b)  No Form 8-Ks were filed during the three months ended June 30, 1995.

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



                              CONNECTICUT GENERAL REALTY INVESTORS III
                              LIMITED PARTNERSHIP


                              By:  CIGNA Realty Resources, Inc. - Fifth,
                                   General Partner




Date: August 14, 1995         By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)