Form 10-Q
period 1995-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1995-11-13
CIK 745471

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                Yes       X                No

Part I - Financial Information

        CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)
                                    Balance Sheets
                                                  September 30,  December 31,
                                                      1995           1994
                                        Assets     (Unaudited)     (Audited)
Property and improvements, at cost:
        Land and land improvements                 $ 6,065,816     $ 6,029,006
        Buildings                                   30,548,015      30,507,857
        Furniture and fixtures                       2,197,169       2,113,119
                                                    38,811,000      38,649,982
        Less accumulated depreciation               12,484,159      11,629,808
             Net property and improvements          26,326,841      27,020,174

Cash and cash equivalents                            2,308,358       1,662,708
Accounts receivable (net of allowance of $14,413
   in 1995 and $10,353 in 1994)                          9,230          87,264
Escrow deposits                                        305,104         171,265
Prepaid insurance                                        --             44,265
Deferred charges                                     1,378,426       1,415,350
Debt service fund escrow                               506,660         506,660
Other assets                                             1,266          97,371
             Total                                 $30,835,885     $31,005,057
                     Liabilities and Partners' Capital (Deficit)

Liabilities:
        Notes and mortgages payable                $29,396,654     $29,487,591
        Accounts payable and accrued expenses
          (including $40,612 in 1995 and $8,067
          in 1994 due to affiliates)                   354,441         270,002
        Accrued interest payable (including
          $17,000 due to affiliates in 1995
          and 1994)                                     73,561          72,946
        Tenant security deposits                       170,943         169,144
        Unearned income                                 25,962          25,693
             Total liabilities                      30,021,561      30,025,376

Partners' capital (deficit):
        General Partner:
          Capital contributions                          1,000           1,000
          Cumulative net loss                         (102,311)       (100,657)
          Cumulative cash distributions                (13,355)        (13,355)
                                                      (114,666)       (113,012)
        Limited partners (24,856 Units)
          Capital contributions, net of
             offering costs                         22,408,052      22,408,052
          Cumulative net loss                      (20,152,902)    (19,989,199)
          Cumulative cash distributions             (1,326,160)     (1,326,160)
                                                       928,990       1,092,693
             Total partners' capital                   814,324         979,681
             Total                                 $30,835,885     $31,005,057

     The Notes to Financial Statements are an integral part of these statements.


             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Operations
                                     (Unaudited)
                                        Three Months Ended     Nine Months Ended
                                           September 30,        September 30,
                                          1995      1994        1995      1994

Income:
        Rental income                  $1,385,732 $1,566,665  $4,062,608 $4,733,521
        Other income                       51,593     82,206     159,553    219,844
        Interest income                    40,562     24,412     109,635    53,468
                                        1,477,887  1,673,283   4,331,796  5,006,833

Expenses:
        Property operating expenses       416,303    505,103   1,175,428  1,398,737
        General and administrative        193,389    243,479     585,873    653,729
        Fees and reimbursements to
           affiliates                      30,880     24,569      75,459     80,412
        Interest expense (includes $17,000 and
         $51,000 for 1995 and $17,000 and
         $49,313 for 1994 to affiliates)  554,513    849,546   1,664,108  2,264,098
        Depreciation and amortization     334,981    387,035     996,285  1,203,249
                                        1,530,066  2,009,732   4,497,153  5,600,225

             Loss from operations         (52,179)  (336,449)   (165,357)  (593,392)

Gain on sale of property                    --        24,837        --        24,837

             Net loss                   $ (52,179) $(311,612) $ (165,357)  $(568,555)

Net loss:
        General Partner                $     (522) $  21,472   $  (1,654)   $ 18,903
        Limited partners                  (51,657)  (333,084)   (163,703)   (587,458)
                                       $  (52,179) $(311,612)  $(165,357)  $(568,555)

Net loss per Unit                          $(2.08)   $(13.40)     $(6.59)    $(23.63)


     The Notes to Financial Statements are an integral part of these statements.

             CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                         (a Connecticut limited partnership)

                               Statements of Cash Flows

                For the Nine Months Ended September 30, 1995 and 1994
                                     (Unaudited)
                                                      1995           1994

Cash flows from operating activities:
        Net loss                                   $(165,357)     $(568,555)
        Adjustment to reconcile net loss to net
          cash provided by operating activities:
          Gain on sale of property                   --             (24,837)
          Depreciation and amortization              996,285      1,203,249
          Accounts receivable                         78,034        127,973
          Accounts payable and accrued expenses       92,141         19,153
          Accrued interest payable                       615        (64,962)
          Other, net                                   8,599       (159,508)
             Net cash provided by operating
                activities                         1,010,317        532,513

Cash flows from investing activities:
        Purchase of property and improvements       (165,048)      (149,126)
        Payment of leasing commissions                --            (22,502)
        Proceeds from sale of property                --          6,572,000
        Payment of closing costs related to
             sale of property                         --           (307,206)
             Net cash (used in) provided by
               investing activities                 (165,048)     6,093,166

Cash flows from financing activities:
        Proceeds from mortgage loan                5,300,000      4,200,000
        Repayment of notes and mortgage loans     (5,390,937)   (10,017,352)
        Payment of financing costs                  (105,010)       (24,251)
        Cash distribution for limited partners        (3,672)        (1,683)
             Net cash used in financing activities  (199,619)    (5,843,286)

Net increase in cash and cash equivalents            645,650        782,393
Cash and cash equivalents, beginning of year       1,662,708      1,150,033
Cash and cash equivalents, end of period          $2,308,358     $1,932,426

Supplemental disclosures of cash information:
        Interest paid during period               $1,663,493     $2,329,060

Supplemental disclosure of non-cash information:
        Accrued purchases of property and
           improvements                               $2,620           $--


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


3.      Deferred Charges

Deferred charges consist of the following:

                                                  September 30,  December 31,
                                                      1995           1994

        Surety fee - Waterford Apartments
            mortgage note                           $963,910       $963,910
        Costs of obtaining financing                 845,127        740,117
                                                   1,809,037      1,704,027
        Accumulated amortization                    (430,611)      (288,677)
                                                  $1,378,426     $1,415,350

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

        Other fees and expenses related to the General Partner or its affiliates are as follows:

                             Three Months Ended  Nine Months Ended   Unpaid at
                                September 30,      September 30,     September 30,
                                1995      1994     1995      1994      1995

  Property management fee (a)  $ 11,401  $12,442   $32,976  $40,745   $ 7,665
  Reimbursement (at cost) for
   out-of-pocket expenses        19,479   12,127    42,483   39,667    32,947
                                $30,880  $24,569   $75,459  $80,412   $40,612

(a) Does not include property management fees earned by independent property management companies of $60,287 and $83,873 for the three months ended September 30, 1995 and 1994 respectively and $175,344 and $227,168 for the nine months ended September 30, 1995 and 1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.


        CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                    (a Connecticut limited partnership)

             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Liquidity and Capital Resources

        At September 30, 1995, the Partnership had $2,308,358 in cash and cash equivalents which will be used to fund working capital requirements and the Partnership's reserves. The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three and nine months ended September 30, 1995.

        Each of the apartment properties has produced positive results in the third quarter of 1995 for the Partnership. Cash generated from property operations after Partnership expenses will supplement reserves. Distributions to partners will not resume until the Partnership retires the $3,400,000 recourse note obligation. For the third quarter of 1995, adjusted cash from operations approximated $192,000 after capital improvements and partnership level expenses. Net of the Stonebridge 1995 refinance costs, approximately $475,000 of cash from operations had been added to Partnership cash reserves for the nine months ended September 30, 1995.

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

        During the fourth quarter, the Partnership expects to receive $28,500 from an escrow account set up as part of the Waterford debt refinance in December of 1993. As part of the requirements of the bond related financing, funds were set aside for minor repairs to the property totaling $28,500. During 1995, the repairs were completed and a request for release of the funds is now pending.

        During 1994, the Partnership refinanced the debt for Stewart's Glen III with the existing lender. The maturity date was extended from February 1995 to April 1996. The Partnership's current strategy assumes a sale in early 1996 at debt maturity. During the third quarter a sales broker was selected and a sales price was formulated. During the fourth quarter finalization of an asking price and execution of the brokerage agreement will begin the marketing process. The cash residual from the sale, after payment of the property's first mortgage, will be added to Partnership reserves for payment of the Partnership's recourse promissory note upon its maturity. The net proceeds from the property sale added to the Partnership's 1995 cash flow from operations and the Partnership's cash reserves should be sufficient to retire the $3,400,000 promissory note upon maturity.


Results of Operations

        Generally, decreases in the income statement accounts are the result of the Promenades Plaza sale on September 22, 1994. For the nine months ended September 30, 1994, Promenades Plaza accounted for approximately $804,000 of rental income, $117,000 of other income, $303,000 of property operating expenses, $112,000 of general and administrative expenses, $538,000 of interest expense and $250,000 of depreciation and amortization. For the three months ended September 30, 1994, Promenades Plaza accounted for approximately $234,000 of rental income, $45,000 of other income, $119,000 of property operating expenses, $50,000 of general and administrative expenses, $279,000 of interest expense and $62,000 of depreciation and amortization. The following analytical comments have been limited to the Partnership's four remaining properties.

        Rental income increased approximately $53,000 and $133,000 for the three and nine months ended September 30, 1995, respectively, as compared with the same periods of 1994. Stonebridge Manor rental income increased approximately $23,000 and $70,000 and Versailles Village rental income increased approximately $5,000 and $31,000 for the three and nine months, respectively, as a result of rental rate increases. Stewarts Glen's rental rate increases offset a nominal decline in average occupancy producing a net increase in rental income of approximately $9,000 and $13,000 for the three and nine months, respectively. At Waterford Apartments, an increase in third quarter average occupancy led to an increase in rental income of approximately $16,000 and $19,000 for the three and nine months, respectively.

        The increase in other income for the nine months ended September 30, 1995, as compared with the same periods of 1994, resulted from collecting approximately $40,000 of additional 1994 expense recapture and percentage rent from tenants at Promenades after the property sale.

        The increase in interest income for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, was the result of an increase in interest rates on short term investments combined with higher average cash balances. In addition, Waterford earned additional interest on the trust accounts associated with its bond related financing.

        Overall, property operating expenses increased for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, due to a greater number of carpet replacements at Stewart's Glen and a rise in insurance costs at each of the properties. In addition, Waterford incurred nonroutine maintenance expenditures for extensive landscaping work. Stonebridge incurred costs for dryer vent replacements and fireplace cleaning offset by fewer carpet replacements and utility reimbursements from corporate tenants. Expenses decreased at Versailles from a nonrecurring real estate tax consulting fee in 1994 and a drop in utility usage in 1995 due to the milder winter and a repair of a water leak.

        The increase in general and administrative expense for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, was the result of increased payroll related costs at Waterford, Stonebridge and Stewart's Glen. In addition, advertising costs were increased at Waterford in an effort to increase occupancy.

        The decrease in interest expense for the three and nine months ended September 30, 1995, as compared with 1994, was the result of the November 1, 1994 Stewart's Glen refinance which decreased the interest rate from 9.94% to 8.55%. In addition, the March 30, 1994 Versailles Village first mortgage refinance lowered the interest rate from 10% to 8%.

        The increase in depreciation and amortization for the three and nine months ended September 30, 1995, as compared with the same periods of 1994, was the result of a change in the amortization period for financing costs of Waterford's bond financing. In addition, amortization expense increased from amortizing financing costs of the April 1, 1995 Stonebridge Manor first mortgage refinance.

                                 Occupancy

        The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                 1994                          1995
                                      At 3/31 At 6/30 At 9/30 At 12/31  At 3/31 At 6/30 At 9/30

1.      Versailles Village Apartments
        Forest Park, Ohio               94%     97%     99%      96%      97%     99%     96%

2.      Promenades Plaza Shopping Ctr.
        Port Charlotte, Florida (a)     82%     82%     N/A      N/A      N/A     N/A     N/A

3.      Waterford Apartments
        Tulsa, Oklahoma                 88%     93%     94%      83%      90%     96%     98%

4.      Stonebridge Manor Apartments
        New Orleans, Louisiana          96%     97%     95%      97%      96%     97%     96%

5.      Stewart's Glen Apts. Phase III
        Willowbrook, Illinois          100%     99%     93%      98%      96%     89%     98%

(a)     Promenades Plaza was sold during the third quarter 1994.


Part II- Other Information

        Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:

          27 Financial Data Schedules.

        (b) No Form 8-Ks were filed during the three months ended September 30, 1995.

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



                              CONNECTICUT GENERAL REALTY INVESTORS III
                              LIMITED PARTNERSHIP


                              By:  CIGNA Realty Resources, Inc. - Fifth,
                                   General Partner




Date: November 10, 1995       By:  /s/ John D. Carey
                                   John D. Carey, President and Controller
                                   (Principal Executive Officer)
                                   (Principal Accounting Officer)