Form 10-K
period 1995-12-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-03-22
CIK 745471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

       Registrant's telephone number, including area code: (860) 726-6000


                    Securities registered pursuant to Section
                               12(b) of the Act:

                                      None
                              (Title of Each Class)

                    Securities registered pursuant to Section
                               12(g) of the Act:


                      Units of Limited Partnership Interest
                                (Title of Class)


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






------------------------------------------------------------------------


------------------------------------------------------------------------

                                                          TABLE OF CONTENTS


PART I                                                                                                                    PAGE

Item  1.      Business                                                                                                     3
Item  2.      Properties                                                                                                   7
Item  3.      Legal Proceedings                                                                                            8
Item  4.      Submission of Matters to a Vote of Security Holders                                                          8


PART II

Item  5.      Market for Registrant's Common Equity and Related Security Holder Matters                                    8
Item  6.      Selected Financial Data                                                                                      9
Item  7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                      10
Item  8.      Financial Statements and Supplementary Data                                                                 15
Item  9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                                       31


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                          31
Item 11.      Executive Compensation                                                                                      33
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                              34
Item 13.      Certain Relationships and Related Transactions                                                              34


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            35

SIGNATURES                                                                                                                39


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

     The General Partner of the Partnership is CIGNA Realty Resources, Inc.- Fifth (the "General Partner"), which is an indirect wholly owned subsidiary of CIGNA Corporation ("CIGNA"), a publicly held corporation whose stock is traded on the New York Stock Exchange.

     A total of 24,856 Units was sold to the public prior to the offering's termination on July 1, 1986. The holders of 6,480 Units were admitted to the Partnership in 1984; the holders of 11,519 Units were admitted to the Partnership in 1985; the holders of the remaining 6,857 Units were admitted to the Partnership in 1986. From the 24,856 Units sold, the Partnership received net proceeds of $22,408,052. The holders of Units ("Unit Holders" or "Limited Partners") of the Partnership will share in the ownership of the Partnership's real property investments according to the number of Units held. Subsequent to admittance to the Partnership, no Unit Holder has made any additional capital contribution. The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable.

     The Partnership is engaged in passive activities and therefore investors are subject to the applicable provisions of the Internal Revenue Code and Regulations. Losses from "passive activities" (which include any rental activity) may only offset income from "passive activities". Investors' passive losses in excess of passive income from all sources are suspended and are carried over to future years when they may be deducted against passive income generated by the Partnership in such year (including gain recognized on the sale of the Partnership's assets) or against passive income derived by investors from other sources. Any suspended losses remaining subsequent to Partnership dissolution may be used by investors to offset ordinary income.

     The Partnership acquired four residential complexes located in Ohio, Oklahoma, Louisiana, and Illinois and one shopping center located in Florida. In order to acquire these properties, the Partnership invested $16,372,438 in cash, took or assumed $35,684,061 in mortgages, incurred $3,673,982 in acquisition fees and expenses, established reserves for improvements of $720,000 and established working capital reserves of $1,242,800.

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2017. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from five to ten years. The Partnership sold the Florida shopping center, Promenades Plaza, on September 22, 1994. The Partnership is expecting to complete a sale of its Illinois apartment complex in April 1996. The Partnership estimates that the remainder of the Partnership's properties will be sold during the next two to three years. Upon the sale of a particular property, the net proceeds, if any, are generally distributed, reinvested in existing properties, or held in Partnership cash reserves rather than invested in acquiring additional properties.

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

The  Partnership  has  made  the  real  property  investments  set  forth in the following table:
==================================================================================================================================
                        Versailles            Promenades             Waterford            Stonebridge          Stewart's Glen
                          Village           Plaza Shopping          Apartments               Manor               Apartments
                        Apartments              Center            Tulsa, Oklahoma          Apartments            Phase III
                       Forest Park,         Port Charlotte,                               New Orleans,          Willowbrook,
                           Ohio               Florida (c)                                  Louisiana            Illinois (d)
==================================================================================================================================
Purchase                   $5,920,000           $10,486,000           $17,130,000            $11,326,014            $7,194,485
Price (a)
----------------------------------------------------------------------------------------------------------------------------------
Cash                       $2,120,000            $5,463,052            $3,441,666             $3,278,235            $2,069,485
Investment
----------------------------------------------------------------------------------------------------------------------------------
Initial                    $3,800,000            $5,022,948           $13,688,334             $8,047,779            $5,125,000
Mortgage
Financing (b)
----------------------------------------------------------------------------------------------------------------------------------
Acquisition                  $433,986            $1,194,469              $806,350               $742,782              $496,395
Fees and
Expenses
----------------------------------------------------------------------------------------------------------------------------------
Size                     180 units            230,268 sq. ft.          344 units              264 units             104 units
----------------------------------------------------------------------------------------------------------------------------------
Date of                  02/06/85             04/15/85 (sold           10/31/85               11/26/85              07/24/87
Purchase                                        09/22/94)
----------------------------------------------------------------------------------------------------------------------------------
Type of                Fee ownership           Fee ownership          Fee ownership           Fee ownership         Fee ownership
Ownership              subject to              subject to             subject to              subject to            subject to
                       Mortgage                Mortgage               Mortgage                Mortgage              Mortgage
==================================================================================================================================

(a) Excludes all broker fees paid at closing. Amounts shown do not reflect reductions for discounts on related debt or sellers' guarantees which are adjustments to the recorded purchase price.

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

                                        4

     Versailles Village Apartments is located in Forest Park, Ohio, part of Hamilton County in the northwest section of Greater Cincinnati, approximately 14 miles outside downtown. The unemployment rate for Greater Cincinnati remains lower than the national average and employment growth continues to outperform the nation. A stable, diverse local economy keeps the Greater Cincinnati area from experiencing dramatic fluctuations in job figures. The region has experienced expansion in the retail and service sectors while losing some of its traditionally higher paying manufacturing base. The Greater Cincinnati economy is expected to remain stable with incremental improvements. The City of Forest Park is 35 to 40 years old with a population of approximately 21,000. Forest Park is an integrated and diversified middle class community with an average household income of $46,000. Since 1990, average household income and the median price of a home rose 22% and 17%, respectively. The northwest apartment market contains approximately 12,000 units, with 250 to 300 units added to the market in 1994 and 1995. The Versailles Village submarket contains approximately 2,600 units of direct and secondary competitors. Although the property's competition is mostly newer, Versailles Village competes well with similar Class C and B properties in the submarket. Versailles Village is well maintained with competitive rents and emphasizes tenant service. The property offers amenities similar to the competition but has much larger floor plans. The property's ability to achieve rate increases depends primarily on the general trends of the market. The market for apartments in Greater Cincinnati appears to have stabilized, and rental rates at Versailles are planned to increase 2.2% in 1996.

     Waterford Apartments is located in South Tulsa, Oklahoma. Employment and personal income in Tulsa have continued to grow ahead of the national average, with expansion in the services and government sectors accounting for much of the growth. While expanding, Tulsa's growth is at a slower pace than other regional cities, although Tulsa is beginning to attract interest as a region with strong potential. Unemployment is down over the last year, per capita income is higher than the national average and the cost of living is lower than the national average. Multifamily construction had been at a virtual standstill since 1990 until 1994 when 288 units came into the market in anticipation of an increased demand. There are approximately 18,400 units in the southeast submarket where Waterford is located. Approximately 600 new units are expected to come online in 1996. Occupancy in the market was 92% for 1995. During the year, Waterford's occupancy averaged 94%, up from 90% in 1994. Waterford is located only five miles outside the central business district in a well-maintained, vintage neighborhood. The property is a Class "A" luxury apartment complex and holds an advantage over the Tulsa luxury apartment market due to its superior location. While the size of its units are somewhat smaller than the competition, it compensates with mature landscaping, a variety of amenities and a focus on the upkeep of the units. Updates were made in 1995 to many of the common areas including a renovation to the club house, models, and pool area as well as landscaping and structural maintenance throughout the property. Rents at the property during 1995 averaged $435 per month versus $382 per month for the market. The property not only competes with other luxury apartments in the market, but with single family home purchases as well since monthly mortgage payments are comparable to apartment rents. Rents at the property are scheduled to increase slowly at 2.4% in 1996.

     Stonebridge Manor Apartments is located in the Parish of Jefferson in Gretna, Louisiana. Gretna is located just south of the Mississippi River across from New Orleans in an area known as the Westbank. Linked to the Central Business District by two bridges, the Westbank supports the majority of commercial and industrial activity. Jefferson Parish enjoys a diversified employment base which supports many industries including retail, wholesale trade and tourism. The gaming industry in Jefferson has proved very profitable with the two major casinos providing approximately $180,000,000 in revenues during 1995. Multifamily construction levels remained low, with only 65 permits issued in 1995. The Stonebridge submarket remains stable with no new construction and slow increases in occupancy and rental rates. Based on current conditions, occupancy should remain essentially unchanged and rental rates should continue to grow moderately. Physical occupancy at Stonebridge averaged 97% for 1995 while the market was 95%. The property was also able to exceed market with rents averaging $514 per month versus $436 in the market. The property is well positioned within its submarket of approximately 5,000 units. Stonebridge benefits from an excellent location near the airport and major highway arteries, with easy access to downtown New Orleans via the two connector bridges. Competition stems mainly from a switch to home ownership where a typical mortgage can approximate monthly rent.

     Stewart's Glen III is the third phase (104 units) of a three phase, 488 unit Class "A" apartment complex, located in Willowbrook, Illinois, a township in Dupage County. Dupage County has seen rapid population and employment growth over the last six years and this trend is expected to continue. The county's unemployment percentage for 1995 was 3.7%, the same as in 1994 and one of the lowest in the state. The median income of Willowbrook, an affluent and professional township, is $57,000, one of the highest in the state. The five mile radius encompassing Stewart's Glen contains the majority of its direct competitors, defined as the submarket. The submarket contains approximately 3,600 units. Stewart's Glen has a strategic advantage because of its convenient location and access to major routes. Due to the extremely strong rental market in the Dupage County, several new multifamily properties, approximately 1,500 units, are either under construction or expected to begin construction in 1996. Although most are not located in the submarket and do not compete directly with Stewart's Glen, the interest in the area supports the positive outlook for Dupage County. For Stewart's Glen to maintain its market position, the property is continuing to renovate and upgrade common areas such as landscaping, clubhouse, hallways and laundry rooms, as the new construction projects will have expanded amenities such as attached garages, washer and dryers in the units, gated entrances and alarms. Lower interest rates continue to make home ownership in the County an attractive alternative to renting and represented competition for Stewart's Glen in 1995. Rents at the property averaged $786 per month, ahead of the market average. The occupancy average at Stewart's Glen was 95% in 1995, down from the prior year but slightly ahead of the market. The property is expected to be sold in the first quarter of 1996, prior to debt maturity, capitalizing on the current strong investor interest in the Chicago area.

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

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1993, 1994, and 1995. In each year, interest income accounted for the balance of gross revenues from operations.


                                                                           1993                    1994                     1995
                                                                           ----                    ----                     ----

     1.  Versailles Village Apartments
         Forest Park, OH                                                      16%                     18%                     20%

     2.  Promenades Plaza Shopping Center
         Port Charlotte, FL (a)                                               20%                     14%                     N/A

     3.  Waterford Apartments
         Tulsa, OK                                                            26%                     27%                     31%

     4.  Stonebridge Manor Apartments
         New Orleans, LA                                                      22%                     24%                     28%

     5.  Stewart's Glen Apartments Phase III
         Willowbrook, IL                                                      15%                     16%                     18%

     An "N/A" indicates the property was not owned by the Partnership during the year.

     (a) Promenades Plaza was sold on September 22, 1994.

                                        6

ITEM 2.  PROPERTIES

     The Partnership owns directly (subject to existing first mortgage loans and purchase money notes) the properties described in Item 1 herein. The Partnership's residential properties generally have lease terms of one year or less. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1991, 1992, 1993, 1994 and 1995:

===============================================================================================================================
                  VERSAILLES VILLAGE        PROMENADES             WATERFORD            STONEBRIDGE         STEWART'S GLEN
                      APARTMENTS          PLAZA SHOPPING          APARTMENTS               MANOR            APTS. PHASE III
                   FOREST PARK, OH            CENTER               TULSA, OK            APARTMENTS          WILLOWBROOK, IL
                                        PORT CHARLOTTE, FL                            NEW ORLEANS, LA
                                               (A)
===============================================================================================================================
-------------------------------------------------------------------------------------------------------------------------------
     1991
----------------

AT 03/31                 96%                   91%                    95%                   95%                   98%

AT 06/30                 98%                   91%                    94%                   93%                   95%

AT 09/30                 97%                   91%                    98%                   97%                   93%

AT 12/31                 95%                   91%                    92%                   96%                   98%
-------------------------------------------------------------------------------------------------------------------------
     1992
----------------
AT 03/31                 98%                   97%                    96%                   95%                   94%

AT 06/30                 98%                   96%                    92%                   95%                   99%

AT 09/30                 93%                   96%                    98%                   98%                   97%

AT 12/31                 96%                   95%                    95%                   97%                   95%
-------------------------------------------------------------------------------------------------------------------------------
     1993
----------------
AT 03/31                 94%                   85%                    96%                   94%                   99%

AT 06/30                 97%                   84%                    95%                   95%                   99%

AT 09/30                 94%                   84%                    95%                   96%                   97%

AT 12/31                 96%                   82%                    95%                   95%                   98%
-------------------------------------------------------------------------------------------------------------------------------
     1994
----------------
AT 03/31                 94%                   82%                    88%                   96%                  100%

AT 06/30                 97%                   82%                    93%                   97%                   99%

AT 09/30                 99%                   N/A                    94%                   95%                   93%

AT 12/31                 96%                   N/A                    83%                   97%                   98%
-------------------------------------------------------------------------------------------------------------------------------
     1995
----------------
AT 03/31                 97%                   N/A                    90%                   96%                   96%

AT 06/30                 99%                   N/A                    96%                   97%                   89%

AT 09/30                 96%                   N/A                    98%                   96%                   98%

AT 12/31                 94%                   N/A                    92%                   98%                   97%
===============================================================================================================================

An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

(a)  Promenades Plaza was sold on September 22, 1994.

                                        7

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Partnership nor its properties are party to or the subject of any legal proceedings involving any material exposure.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were approximately 1,199 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

     The Revenue Act of 1987 contains provisions which have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradable on a secondary market (or the substantial equivalent thereof). If the Partnership were classified as a PTP, (i) the Partnership may be taxed as a corporation and (ii) the passive activity rules of section 469 are applied separately with respect to items attributable to each publicly traded partnership. On November 29, 1995, the Internal Revenue Service ("IRS") issued the Final PTP Regulations under section 1.7704-1. The Final PTP Regulations are effective for the tax years beginning after December 31, 1995. However, a transition rule exists for partnerships that were engaged in an activity before December 4, 1995 and that do not add a substantial new line of business after that date. The Partnership qualifies for the transition rule and may continue to rely on Notice 88-75 for guidance through the end of 2005. In Notice 88-75, the IRS established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized as a PTP. Units of the Partnership are not listed or quoted for trading on an established securities exchange. However, CIGNA Financial Partners ("CFP") will, upon request, provide a Limited Partner desiring to sell or transfer Units with a list of secondary market firms which may provide a means for matching potential sellers with potential buyers of Units, if any. Frequent sales of Units utilizing these services could cause the Partnership to be deemed a PTP. The Partnership has adopted a policy prohibiting transfers of Units in secondary market transactions unless, notwithstanding such transfers, the Partnership will satisfy at least one of the safe harbors. Although such a restriction could impair the ability of an investor to liquidate its investment, the service provided by CFP described above should allow a certain number of transfers to be made in compliance with the safe harbor.

     The Partnership made no cash distributions to its Partners in 1995 or 1994. The Partnership suspended quarterly distributions to Partners as of the fourth quarter of 1988 to enable it to fund operating deficits from certain of its properties. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners that were charged to Limited Partner capital accounts.

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

ITEM 6.  SELECTED FINANCIAL DATA (A)

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                  DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
               (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)

                                               1995                1994               1993                1992              1991
                                               ----                ----               ----                ----              ----

Total income                              $   5,818,941       $   6,392,361       $   6,629,216      $    6,649,929   $   6,339,690
Net loss (b)                                   (210,876)           (706,274)         (5,783,253)           (625,366)     (2,275,638)
Net loss per Unit (b)                             (8.40)             (29.12)            (233.39)             (24.91)         (90.64)

Total assets                                 30,739,260          31,005,057          37,830,318          45,600,754      46,558,357
Notes and mortgages payable                  29,347,622          29,487,591          35,334,863          37,221,143      37,622,020

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These amounts are charged to limited partner capital accounts and have not been included in the above data.

(b) Included in 1994 is a $24,837 gain on sale of property (100% to the General Partner); included in 1993 is a $5,000,000 loss due to impairment of assets ($199.15 per Unit) and $76,417 gain on sale of property (100% to the General Partner); included in 1991 is a $700,000 loss due to impairment of assets ($27.88 per Unit).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 2, 1984, the Partnership commenced an offering of $25,000,000 (subject to an increase up to $50,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on July 1, 1986 and a total of 24,856 Units were issued by the Partnership and assigned to the public at $1,000 per interest. Subsequent to the termination of the offering, no Unit Holder has made any additional capital contribution. The Partnership does not expect to seek additional capital contributions.

     After deduction of selling expenses and other offering costs, the Partnership had $22,408,052 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees) related to such investments for working capital reserves and for capital expenditure reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein.

     At December 31, 1995, the Partnership had $2,481,123 in cash and cash equivalents available for working capital requirements and Partnership cash reserves. The source of capital for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties and from the sale of such properties. During 1995, the Partnership's four wholly owned apartment investment properties generated net operating income of $3,310,000 and, in addition, the Partnership level net income was $38,000 for a total of $3,348,000 available for debt service and capital expenditures. For 1995, cash flow from operations of the Partnership netted to $663,000 after debt service of $2,472,000, inclusive of refinance costs for the Stonebridge Manor mortgage debt, and capital improvements of $213,000. The 1995 net cash flow from operations were added to the Partnership's cash reserves.

     The Partnership's property operational forecasts for 1996 have estimated stable net operating income with considerable increases in capital spending. Stonebridge Manor will be increasing capital expenditures from $70,000 to $300,000 due to a roof replacement project. Based on the property operational forecasts, the Partnership anticipates that 1996 property net operating income will be sufficient to cover planned 1996 capital improvements, debt service and Partnership expenses.

     The  Partnership's  mortgage  obligations  are  nonrecourse.  As such,  the mortgage note holders can only look to the property pledged as security for repayment of the related indebtedness. During the period from December 1993 to March 1995, the Partnership refinanced each property's mortgage loan in anticipation of debt maturities and a Partnership liquidation strategy. Based on current property operations and operational forecasts, the Partnership anticipates that proceeds from the sales of the Partnership's investment properties will be sufficient to satisfy the Partnership nonrecourse mortgage obligations. As a result of a $2,500,000 expansion project at the Partnership's shopping center property, Promenades Plaza, and a 1990 refinance of the then outstanding mortgage on Stonebridge Manor Apartments, the Partnership arranged $3,400,000 of unsecured borrowings. The recourse promissory note has been guaranteed by an affiliate of the General Partner for an annual fee. On September 22, 1994, the Partnership sold Promenades Plaza and after payment of the first mortgage and funding of the property's 1994 operating deficits, the Partnership netted approximately $78,000 from the sale. The Partnership was unable to repay the portion of the unsecured borrowings related to Promenades Plaza from the sale of the property. The Partnership currently plans to repay the $3,400,000 promissory note in 1996 from the net proceeds of a sale of the Stewart's Glen III apartments, together with funds from the Partnership's cash reserves. The sale of the Stewart's Glen III apartments is discussed herein.

     On March 31, 1995, the Partnership completed a refinance for the Stonebridge Manor mortgage debt with Hibernia National Bank. The new loan is in the principal amount of $5,300,000 at an interest rate of 10.15% with a term of three years and monthly payments of principal and interest based upon twenty year amortization. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year. The new loan amount approximated the principal balance of the loan which it replaced. Origination fees and closing costs totalled approximately $105,000 which was paid from 1995 operating cash flow. The Partnership plans to sell Stonebridge Manor to repay the mortgage obligation prior to debt maturity. Based on current projections, cash will be available to distribute to Unit Holders upon the sale of Stonebridge Manor after repayment of the outstanding mortgage obligation.

     In November 1994, the Partnership obtained a modification of the maturity date and interest rate on the mortgage debt for Stewart's Glen III. The maturity date was extended from February 1995 to April 1996 and the interest rate was lowered to 8.5%. The cost of the modifications was minimal. The Partnership marketed the property for sale beginning in the fourth quarter of 1995 and several offers have been received. A purchase and sale agreement is in the process of negotiation and a sale is expected to be completed by April 1996. The Stewart's Glen III mortgage lender has agreed to extend the mortgage note maturity date, at no cost, to July 1, 1996 to allow the Partnership to complete a sale. Based on an estimated gross selling price of approximately $7,900,000, the Partnership expects to net approximately $2,900,000 after closing costs and repayment of the mortgage debt. The Partnership will record a gain on the sale for both book and tax purposes. The Partnership will utilize the net sales proceeds and approximately $500,000 of cash reserves to retire the Partnership's $3,400,000 recourse promissory note.

     On March 30, 1994, the Partnership refinanced the Versailles Village mortgage loan with the existing lender. The terms include a principal balance of $4,200,000 for seven years at 8% based on a 25 year amortization schedule. The loan is assumable with approval and payment of a 1% transfer fee. The loan is pre-payable over the term of the loan at the greater of yield maintenance, tied to treasuries, or 1% of the outstanding loan balance. The net refinance proceeds of $138,505 was added to the Partnership's reserves. The Partnership has estimated a sale of the Versailles Village property in approximately two years, possibly subject to the assumable financing. Based on the current projections, cash will be available to distribute to Unit Holders from the property sale.

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

     In order to facilitate the low-interest bond backed financing, the Partnership set up a new ownership structure for the property, with no financial statement impact on the Partnership. Reference is made to Item 1 for a description.

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

     Under the new bond structure, interest only payments of $52,541 were made monthly to the trustee to service the semi-annual payments due on the bonds until December 1995 when principal payments began on the Series B bonds. The $400,000 principal will fully amortize, based on a schedule of bond maturities, by December 1998.

     The Partnership's liquidation strategy includes a sale of the Waterford property late in 1998 prior to required contributions to the Series A cash collateral account. Based on current estimates, a sale inclusive of the bond financing in late 1998 will provide net cash flow to the Partnership for distribution to Unit Holders.

     As a result of a general downturn in the economy and especially real estate markets during the latter part of the 1980's and early 1990's, the Partnership has held its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential for return thereon. The economy has improved and real estate markets have begun to recover in most regions. The Partnership has entered the liquidation phase of the Partnership which includes completing sales of the investment properties by 1998. Based on the current position of the Partnership, it appears that the Partnership's objective of capital appreciation will not be achieved. Although the Partnership expects to distribute from the sales proceeds a portion of the Unit Holders' original capital, the return will be significantly less than their original investment.

RESULTS OF OPERATIONS

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) was approximately $3,348,000 for 1995, a decrease from approximately $3,631,000 in 1994.

     Net operating income at Promenades Plaza was approximately $506,000 in 1994. The property was sold on September 22, 1994.

     Versailles Village net operating income increased approximately $53,000 in 1995 compared with 1994. The main contributors to the increase were rental rate increases and lower utility expenses. In addition, a nonrecurring real estate tax consulting fee was incurred in 1994.

     Stonebridge Manor net operating income increased approximately $73,000 in 1995 from 1994, generally as a result of an increase in rental rates. The increase in income was partially offset by an increase in payroll.

     Increased  revenue  at  Waterford  Apartments  was  partially  offset by an
increase  in  landscaping  expenses,   payroll  and  advertising  expenses.  Net
operating income increased approximately $48,000 in 1995 over 1994.

     At Stewart's Glen, increases in nonroutine maintenance and payroll expenses were partially offset by an increase in rental income from a modest rise in rental rates. Net operating income decreased by approximately $67,000 in 1995 from 1994.

     The balance of the change in the Partnership's 1995 net operating income compared with 1994 resulted from an increase in interest income earned on short term investments and on trust accounts associated with Waterford's bond financing. In addition, the Partnership collected approximately $40,000 of percentage rents in 1995 in excess of the recorded 1994 receivable from tenants of Promenades Plaza.

RESULTS - 1995 COMPARED WITH 1994

     Generally, decreases in the income statement accounts are the result of the Promenades Plaza sale on September 22, 1994. For the year ended December 31, 1994, Promenades Plaza accounted for approximately $804,000 of rental income, $117,000 of other income, $303,000 of property operating expenses, $87,000 of general and administrative expenses, $25,000 of provision for doubtful accounts, $538,000 of interest expense and $250,000 of depreciation and amortization.

     Rental income increased approximately $218,000 for the year ended December 31, 1995, as compared with 1994. Stonebridge Manor rental income increased approximately $96,000 and Versailles Village rental income increased approximately $34,000 for the year as a result of rental rate increases.
Stewart's Glen's rental rate increases offset a nominal decline in average occupancy producing a net increase in rental income of approximately $26,000. Rental income increased $62,000 at Waterford Apartments due to weak occupancy in the fourth quarter of 1994.

     The increase in other income for the year ended December 31, 1995, as compared with 1994, resulted from collecting approximately $40,000 in excess of the 1994 receivable relating to 1994 expense recapture and percentage rent from tenants at Promenades Plaza.

     The increase in interest income for the year ended December 31, 1995, as compared with 1994, was the result of an increase in interest rates on short term investments combined with higher average cash balances. In addition, Waterford earned higher rates on the trust accounts associated with its bond related financing.

     Overall, property operating expenses increased for the year ended December 31, 1995, as compared with 1994, due to a rise in insurance costs at each of the properties. In addition, Waterford incurred nonroutine maintenance expenditures for extensive landscaping work and Stewart's Glen completed an exterior staining project and a greater number of carpet replacements. Stonebridge incurred costs for dryer vent replacements and fireplace cleaning. Increased costs at Stonebridge were partially offset by fewer carpet replacements and higher utility reimbursements from corporate tenants. Expenses decreased at Versailles as a result of a nonrecurring real estate tax consulting fee in 1994 as well as a drop in utility usage in 1995 due to the milder winter and a repair of a water leak.

     The increase in general and administrative expense for the year ended December 31, 1995, as compared with 1994, was the result of increased payroll related costs at Waterford, Stonebridge and Stewart's Glen. In addition, advertising costs were increased at Waterford in an effort to increase occupancy.

     The decrease in interest expense for the year ended December 31, 1995, as compared with 1994, was the result of the November 1, 1994 Stewart's Glen refinance which decreased the interest rate from 9.94% to 8.55%. In addition, the March 30, 1994 Versailles Village first mortgage refinance lowered the interest rate from 10% to 8%.

     The increase in depreciation and amortization for the year ended December 31, 1995, as compared with 1994, was primarily the result of amortizing financing costs of the April 1, 1995 Stonebridge Manor first mortgage refinance.


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

     Excluding the loss of fourth quarter 1994 rental income from the sale of Promenades Plaza, rental income increased approximately $23,000 for the year ended December 31, 1994, as compared with 1993. Rental rate increases implemented in 1993 and 1994 at Stonebridge Manor increased rental income approximately $80,000 for the year ended December 31, 1994, as compared with 1993. Decreased average occupancy at Promenades Plaza for the six months ended June 30, 1994, as compared with the same period of 1993, coupled with the loss of rental income from the sale date through September 30, 1994, decreased rental income approximately $92,000 for the applicable periods. Rental rate increases in 1994 at Versailles Village and Stewart's Glen, coupled with a slight increase in average occupancy at Versailles, resulted in increased rental income at each property for 1994 of approximately $23,000 and $16,000 respectively. A slight decrease in average occupancy at Waterford for 1994 resulted in an approximately $4,000 decrease in rental income compared with 1993.

     The increase in interest income for the year ended December 31, 1994, as compared with 1993, was the result of interest earned on trust accounts associated with Waterford's bond financing.

     Property operating expenses increased at Stonebridge for the year ended December 31, 1994, as compared with 1993, due to a greater number of carpet and tile replacements and an exterior painting project. At Waterford

Apartments, property operating expenses increased as a result of higher utility and insurance costs and parking lot repairs. Expense savings in 1994 at Versailles due to a 1993 painting project, partially offset the 1994 increases at Stonebridge and Waterford.

     The decrease in general and administrative expense for the year ended December 31, 1994, as compared with 1993, was the result of payroll savings in 1994 at Waterford and Stewart's Glen due to staffing changes and the absence of non-recurring legal fees recorded in the second and third quarters of 1993 at Promenades. The decrease was partially offset by increased advertising expenditures at Waterford in 1994.

     The   provision   for  doubtful   accounts  was  primarily  the  result  of
collectibility problems at Promenades Plaza.

     Mortgage litigation fees incurred in 1993 were related to the resolution of Waterford's second mortgage litigation.

     The increase in interest expense for the year ended December 31, 1994, as compared with 1993, was the result of a default rate of interest on the Promenades first mortgage between the June 1, 1994 default and the September 22, 1994 property sale. In addition, a low effective interest rate in 1993 on Waterford's variable rate bond financing versus 1994's fixed rate bond financing contributed to the increase. Offsetting a portion of the increase were: savings from the lower rates on the Promenades and Stonebridge promissory notes refinanced during the first quarter of 1994; the Versailles Village first mortgage March 30, 1994 refinance, lowering the interest rate from 10% to 8%; and the Stewart's Glen November 1, 1994 refinance, decreasing the interest rate from 9.94% to 8.55%.

     The decrease in depreciation and amortization for the year ended December 31, 1994, as compared with 1993, was the result of the impairment loss for Promenades and the amortization of the surety fee related to Waterford's variable rate bond financing in the fourth quarter of 1993. The decrease was partially offset by the write-off of the unamortized leasing commissions relating to vacated tenants at Promenades.

     The 1994 gain on sale of property was the result of the sale at Promenades Plaza in September 1994. The 1993 gain on sale of property was the result of an outparcel sale at Promenades Plaza in January 1993.


INFLATION

     With inflation at a low rate during 1995, 1994 and 1993, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)



                                                                INDEX
                                                                                                                             PAGE

Report of Independent Accountants                                                                                            16
Financial Statements:
     Balance Sheets, December 31, 1995 and 1994                                                                              17
     Statements of Operations, For the Years Ended December 31, 1995, 1994 and 1993                                          18
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1995, 1994 and 1993                         19
     Statements of Cash Flows, For the Years Ended December 31, 1995, 1994 and 1993                                          20
     Notes to Financial Statements                                                                                           21

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1995                                                       29


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
 Connecticut General Realty Investors III
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Realty Investors III Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 13, 1996

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1995 AND 1994
                                                               ASSETS                   1995                       1994
                                                               ------                   ----                       ----
Property and improvements, at cost:
     Land and land improvements                                                   $     6,119,148           $     6,029,006
     Buildings                                                                         30,577,342                30,507,857
     Furniture and fixtures                                                             2,206,128                 2,113,119
                                                                                  ---------------           ---------------
                                                                                       38,902,618                38,649,982
     Less accumulated depreciation                                                     12,770,211                11,629,808
                                                                                  ---------------           ---------------
              Net property and improvements                                            26,132,407                27,020,174

Cash and cash equivalents                                                               2,481,123                 1,662,708
Accounts receivable (net of allowance of $8,671 in 1995 and
 $10,353 in 1994)                                                                           7,694                    87,264
Escrow deposits                                                                           281,236                   171,265
Prepaid insurance                                                                              --                    44,265
Other asset                                                                                 1,000                    97,371
Deferred charges, net                                                                   1,329,140                 1,415,350
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    30,739,260           $    31,005,057
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
     Notes and mortgages payable                                                  $    29,347,622           $    29,487,591
     Accounts payable and accrued expenses (including $10,001
      in 1995 and $8,067 in 1994 due to affiliates)                                       361,508                   270,002
     Accrued interest payable (including $17,000 in 1995
      and 1994 due to affiliates)                                                          72,946                    72,946
     Tenant security deposits                                                             169,396                   169,144
     Unearned income                                                                       25,973                    25,693
                                                                                  ---------------           ---------------
              Total liabilities                                                        29,977,445                30,025,376
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net loss                                                             (102,765)                 (100,657)
         Cumulative cash distributions                                                    (13,355)                  (13,355)
                                                                                  ---------------           ---------------
                                                                                         (115,120)                 (113,012)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units):
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (20,197,967)              (19,989,199)
         Cumulative cash distributions                                                 (1,333,150)               (1,326,160)
                                                                                  ---------------           ---------------
                                                                                          876,935                 1,092,693
                                                                                  ---------------           ---------------
              Total partners' capital                                                     761,815                   979,681
                                                                                  ---------------           ---------------
              Total                                                               $    30,739,260           $    31,005,057
                                                                                  ===============           ===============


                The Notes to Financial Statements are an integral
                           part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

Income:
     Rental income                                                   $   5,470,498          $    6,057,080         $     6,291,623
     Other income                                                          189,499                 252,860                 299,690
     Interest income                                                       158,944                  82,421                  37,903
                                                                     -------------          --------------         ---------------
                                                                         5,818,941               6,392,361               6,629,216
                                                                     -------------          --------------         ---------------

Expenses:
     Property operating expenses                                         1,565,854               1,792,651               1,856,855
     General and administrative                                            773,405                 824,771                 908,046
     Fees and reimbursements to affiliates                                 108,330                  93,147                  87,747
     Provision for doubtful accounts                                        23,304                  50,347                  43,444
     Mortgage litigation fees                                                   --                      --                 175,129
     Interest expense (includes $68,000 for 1995,
      $66,313 for 1994 and $61,250 for 1993 to affiliates)               2,227,301               2,833,940               2,520,418
     Depreciation and amortization                                       1,331,623               1,528,616               1,897,247
     Loss due to impairment of assets                                           --                      --               5,000,000
                                                                     -------------          --------------         ---------------
                                                                         6,029,817               7,123,472              12,488,886
                                                                     -------------          --------------         ---------------

         Loss from operations                                             (210,876)               (731,111)             (5,859,670)

Gain on sale of property                                                        --                  24,837                  76,417
                                                                     -------------          --------------         ---------------

         Net loss                                                    $    (210,876)         $     (706,274)        $    (5,783,253)
                                                                     =============          ==============         ===============

Net income (loss):
     General Partner                                                 $      (2,108)         $       17,526         $        17,820
     Limited partners                                                     (208,768)               (723,800)             (5,801,073)
                                                                     -------------          --------------         ---------------
                                                                     $    (210,876)         $     (706,274)        $    (5,783,253)
                                                                     =============          ==============         ===============


Net loss per Unit                                                    $       (8.40)         $       (29.12)        $       (233.39)
                                                                     =============          ==============         ===============










                The Notes to Financial Statements are an integral
                           part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                          General                 Limited
                                                                          Partner                Partners                   Total


Balance (deficit) at December 31, 1992                                $   (148,358)          $   7,622,921           $   7,474,563

Distributions                                                                   --                  (1,683)                 (1,683)

Net income (loss)                                                           17,820              (5,801,073)             (5,783,253)
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1993                                    (130,538)              1,820,165               1,689,627

Distributions                                                                   --                  (3,672)                 (3,672)

Net income (loss)                                                           17,526                (723,800)               (706,274)
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1994                                    (113,012)              1,092,693                 979,681

Distributions                                                                   --                  (6,990)                 (6,990)

Net loss                                                                    (2,108)               (208,768)               (210,876)
                                                                      -------------          --------------          --------------

Balance (deficit) at December 31, 1995                                $   (115,120)          $     876,935           $     761,815
                                                                      ============           =============           =============




















                The Notes to Financial Statements are an integral
                           part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net loss                                                        $      (210,876)     $       (706,274)        $    (5,783,253)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:
         Loss due to impairment of assets                                         --                    --               5,000,000
         Gain on sale of property                                                 --               (24,837)                (76,417)
         Depreciation and amortization                                     1,331,623             1,528,616               1,897,247
         Provision for doubtful accounts                                      23,304                50,347                  43,444
         Deferred interest payable                                                --                    --                  61,026
         Accounts receivable                                                  56,266                68,687                (109,354)
         Escrow deposits                                                    (109,971)             (105,835)                (45,680)
         Accounts payable                                                     48,897              (170,032)                  9,415
         Accrued interest payable                                                 --               (65,577)                (51,369)
         Other, net                                                          141,168              (182,709)                 42,404
                                                                     ---------------      ----------------         ---------------
              Net cash provided by operating activities                    1,280,411               392,386                 987,463
                                                                     ---------------      ----------------         ---------------

Cash flows from investing activities:
     Purchases of property and improvements                                 (213,345)             (198,797)               (295,231)
     Payment of leasing commissions                                               --               (72,502)                (13,009)
     Proceeds from sale of property                                               --             6,572,000                 452,500
     Payment of closing costs related to sale of property                         --              (307,206)                     --
                                                                     ---------------      ----------------         ---------------
              Net cash provided by (used in)
               investing activities                                         (213,345)            5,993,495                 144,260
                                                                     ---------------      ----------------         ---------------

Cash flows from financing activities:
     Proceeds from notes and mortgage loans                                5,300,000             4,200,000              11,755,000
     Repayment of notes and mortgage loans                                (5,439,969)          (10,047,272)            (13,702,306)
     Proceeds from debt service escrow funds                                      --                    --               2,552,457
     Contributions to debt escrow service funds                                   --                    --                (506,660)
     Payment of financing costs                                             (105,010)              (24,251)             (1,534,083)
     Distribution for limited partners                                        (3,672)               (1,683)                 (1,592)
                                                                     ---------------      ----------------         ---------------
               Net cash used in financing activities                        (248,651)           (5,873,206)             (1,437,184)
                                                                     ---------------      ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                         818,415               512,675                (305,461)
Cash and cash equivalents, beginning of year                               1,662,708             1,150,033               1,455,494
                                                                     ---------------      ----------------         ---------------
Cash and cash equivalents, end of year                               $     2,481,123      $      1,662,708         $     1,150,033
                                                                     ===============      ================         ===============

Supplemental disclosure of cash information:
     Interest paid during period                                     $     2,227,301      $      2,899,517         $     2,470,605
                                                                     ===============      ================         ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                  $        45,941      $          6,650         $            --
                                                                     ===============      ================         ===============

                The Notes to Financial Statements are an integral
                           part of these statements.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF ACCOUNTING

     The general  partner of Connecticut  General  Realty  Investors III Limited
Partnership (the "Partnership") is CIGNA Realty Resources, Inc. - Fifth (the "General Partner"), an indirect, wholly owned subsidiary of CIGNA Corporation. The Partnership is a Connecticut limited partnership which owns and operates four residential complexes located in Ohio, Oklahoma, Louisiana and Illinois.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting purposes and are adjusted for federal income tax reporting. The net effects of the adjustments as of December 31, 1995, 1994 and 1993, principally relating to the accounting for property impairment, and differences in depreciation methods, are summarized as follows:

                                           1995                                 1994                              1993
                              -----------------------------       ----------------------------       ------------------------------
                                Financial            Tax            Financial           Tax            Financial          Tax
                                Reporting         Reporting         Reporting        Reporting         Reporting       Reporting

Total assets                   $ 30,739,260     $ 25,385,321      $ 31,005,057      $ 26,055,282     $ 37,830,318      $ 37,931,007
Partners' capital
   (deficit):
     General Partner               (115,120)        (179,085)         (113,012)         (172,937)        (130,538)         (114,881)
     Limited partners               876,935       (4,387,493)        1,092,693        (3,771,899)       1,820,165         1,979,274

Net income (loss) (a):
     General Partner                 (2,108)          (6,147)           17,526           (58,056)          17,820           102,225
     Limited partners              (208,768)        (608,609)         (723,800)       (5,747,501)      (5,801,073)       (1,383,633)

Net loss per Unit (a)                 (8.40)          (24.48)           (29.12)          (231.23)         (233.39)           (55.67)





          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued

(a) Included in 1994 is a $24,837 gain on sale of property (100% to the General Partner) for financial reporting and a loss on sale of $4,503,525 ($179.37 per Unit) for tax reporting; included in 1993 is a $5,000,000 loss due to impairment of assets ($199.15 per Unit) for financial reporting only, and a gain on sale of property of $76,417 (100% to General Partner) for financial reporting purposes and $116,201 (100% to General Partner) for tax reporting.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) PROPERTY AND IMPROVEMENTS: Property and improvements are carried at cost less accumulated depreciation. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses and impairment losses. Depreciation of property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years). Maintenance and repair expenses are charged to operations as incurred. Amounts received under the guarantee agreements from the sellers of the Waterford Apartments, Stonebridge Manor and Stewart's Glen Apartments Phase III were treated as a reduction of property purchase price.

As a result of inherent changes in market values of real estate property and improvements, the Partnership reviews potential impairment annually. The undiscounted future cash flow for each property, as estimated by the Partnership, is compared to the net book value. If the carrying value is greater than the sum of the estimated future undiscounted cash flows, and deemed other than temporary, an impairment loss is recorded. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (the "Statement"). Under the Statement, entities should continue to compare the sum of the expected undiscounted future net cash flows to the carrying value of the asset. If an impairment exists, the Statement requires a write-down to fair value. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership will adopt this Statement in the first quarter of 1996; and the effect on the Partnership's results of operations, liquidity and financial condition is not expected to be material.

B) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

C) ESCROW DEPOSITS AND ESCROWED DEBT SERVICE FUNDS: Escrow deposits generally consist of funds held to pay property taxes and insurance, required by the first mortgage lenders for the Partnership's properties, and maintenance escrows, required by the Stonebridge Manor and Waterford mortgage lenders. Escrow deposits also include a utility deposit for Stonebridge Manor. Escrowed debt service funds relate to Waterford and include a debt service reserve and cash collateral reserve.

D) OTHER ASSET: The Partnership's investment in The Tulsa Corporation is reported as other asset. In 1994, a standby cash deposit related to the debt refinancing of Stewart's Glen Apartments was reported as other asset. The cash deposit was returned to the Partnership in January 1995.

E) DEFERRED CHARGES: Deferred charges consist of costs incurred in obtaining financing for certain of the Partnership's properties which are amortized over the lives of the respective loans.

F) PARTNERS' CAPITAL: Offering costs comprised of sales commissions and other issuance expenses have been

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued


     charged to the partners' capital accounts as incurred.

G) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

H) BASIS OF PRESENTATION: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.

3.   INVESTMENT PROPERTIES

     The Partnership purchased four apartment complexes located in Ohio, Oklahoma, Louisiana and Illinois and one shopping center located in Florida. At December 31, 1995, the Partnership owned four residential properties which were operating with leases in effect generally for a term of one year or less. At December 31, 1995, the Partnership was holding the Illinois property, Stewart's Glen, for sale. The Partnership plans to sell Stewart's Glen prior to its debt maturity date of July 1, 1996. On September 22, 1994, the Partnership completed the sale of the shopping center. Each investment property is pledged as security for its respective non-recourse long-term debt.

     On January 27, 1993, the Partnership sold an outparcel at the Promenades Plaza Shopping Center with a net book value of $376,083 for a sales price of $500,000, netting the Partnership $452,500 after commission and closing costs. The Partnership recognized a gain on the sale of $76,417 in 1993.

     In 1993, the General Partner determined that the Partnership would sell Promenades Plaza. The General Partner expected that the net proceeds realized from a sale would be significantly less than the carrying value of the property and accordingly, the Partnership recorded a loss of $5,000,000 due to impairment of assets as of December 31, 1993. On September 22, 1994, the Partnership completed the sale of Promenades Plaza for a gross sales price of $6,572,000. The property had a carrying value of $6,239,957 (net of impairment losses of $5,000,000 in 1993 and $700,000 in 1991). After deducting closing costs of $307,206, the Partnership recorded a gain of $24,837.

4.   DEFERRED CHARGES

     Deferred charges at December 31, 1995 and 1994 consist of the following:

                                                                                         1995                      1994
                                                                                         ----                      ----

     Surety fee - Waterford financing                                               $     963,910             $     963,910
     Costs of obtaining financing                                                         845,127                   740,117
                                                                                    -------------             -------------
                                                                                        1,809,037                 1,704,027
     Accumulated amortization                                                            (479,897)                 (288,677)
                                                                                    -------------             -------------
                                                                                    $   1,329,140             $   1,415,350
                                                                                    =============             =============

5.   LEASES

     The Promenades Plaza Shopping Center, sold on September 22, 1994, was leased under leases which were accounted for as operating leases and had lease terms ranging from less than one year to nine years.

     Certain of the commercial leases provided for additional rents based upon a percentage of tenant sales over a specified amount. Amounts earned by the Partnership for such rents in 1995, 1994 and 1993 were $39,433, $71,669

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued


and $60,505, respectively. Certain of these leases also contained escalation and expense recapture clauses which provided that tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. The Partnership earned $113,031 in 1994 and $175,060 in 1993 as a result of such provisions.

6.   NOTES AND MORTGAGES PAYABLE

     Except as noted, the Partnership's debt is non-recourse to the Partnership and is secured by the investment properties. Notes and mortgages payable at December 31, 1995 and 1994 consist of the following:

                                                                                                   December 31
                                                                                                   -----------
                                                                                        1995                       1994
                                                                                        ----                       ----
8% mortgage note for Versailles  Village  Apartments.  Principal and interest of
$32,416  payable  monthly from May 1, 1994 until April 1, 2001, when the balance
of $3,704,876 will be due.                                                      $     4,100,806             $     4,159,177




Mortgage  notes for Waterford  Apartments  at interest  rates as stated on bonds issued by lender to fund loan. Series 1993 A Bonds; $11,355,000; 5.35%; interest only payments of $50,624 12/1/93 to 12/1/2018 due monthly; 10% of bond principal required in cash collateral account by the end of the surety period,  12/1/2003;
cash  collateral  set up at closing with $100,000;  contributions  to collateral begin 12/1/98; bond maturity,  12/1/2018.  Series 1993 B Bonds; $400,000; 5.75%;
interest only payments of $1,917 due monthly  12/1/93 to 12/1/95,  principal and interest of $12,750 due monthly  12/1/95 to 6/1/96,  $11,605  6/1/96 to 12/1/96,
$12,984 12/1/96 to 6/1/97, $11,816 6/1/97 to 12/1/97, $12,338 12/1/97 to 6/1/98,
$12,002 6/1/98 to 12/1/98; fully amortized by 12/1/98.                                11,744,167                  11,755,000




8.55% mortgage note for Stewart's Glen  Apartments  Phase III.  Interest only at
9.94% payable monthly until February 1, 1991.  Principal and interest of $47,306 payable  monthly from March 1, 1991,  until November 1, 1994,  when the note was modified  to 8.55%  interest  only  payments  of $34,639  payable  monthly  from
December 1, 1994 until April 1, 1996, the extended maturity date.  Subsequent to
December  31,  1995,  the note was  extended  to July 1,  1996 in order  for the
Partnership to complete a sale of the property.                                        4,861,583                   4,861,583





Partnership  recourse  promissory  note dated  March 25,  1994 and due March 25,
1997.  Interest only payments at 6.6% for the first two years with no prepayment provision.  The interest  only payments for the third year will be at a floating rate equal to Mellon Bank's prime rate.  During the third year,  the note can be prepaid  in full at any time.  The note is  guaranteed  by an  affiliate  of the
General Partner.                                                                        3,400,000                   3,400,000












          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued




                                                                                                   December 31
                                                                                                   -----------
                                                                                        1995                       1994
                                                                                        ----                       ----
10.15% mortgage note for Stonebridge Manor Apartments. Principal and interest of
$52,172 payable monthly from May 1, 1995 until March 1, 1998. The balance of all outstanding  principal  and unpaid  interest will be due at maturity on April 1,
1998.                                                                                   5,241,066                   --

10.12% mortgage note for  Stonebridge  Manor  Apartments.  Interest only payable monthly until April 1, 1992.  Principal and interest of $47,868  payable monthly from May 1, 1992 until April 1, 1995.  The balance of $5,305,661  was refinanced
on March 31, 1995.                                                                           --                   5,311,831
                                                                                  ---------------           --------------

     Total notes and mortgages payable                                            $    29,347,622           $    29,487,591
                                                                                  ===============           ===============

     The Waterford property's first mortgage debt was financed with $11,755,000 in industrial revenue bonds issued by the Tulsa County Home Finance Authority and credit enhanced by AXA Reassurance, SA. The AXA insurance policy expires on December 1, 2004. The bonds can be prepaid in 2001 at 102% and at par in 2002 and thereafter. The Series A issue has been designed with a cash collateral account rather than a sinking fund. Upon closing a $100,000 contribution was made to the cash collateral account representing a quasi debt service reserve. The cash collateral account was created to meet surety guidelines which required that 10% of the bond issue be amortized by the end of the ten year credit enhancement period. Contributions to the cash collateral account are scheduled to begin on December 1, 1998. Under the new bonds, interest only payments of $52,541 were made monthly to the trustee to service the semi-annual payments due on the bonds until December 1995 when principal payments began on the series B bonds. The $400,000 principal will fully amortize by December 1998, based on a schedule of bond maturities.

     On March 31, 1995, the Partnership refinanced the Stonebridge Manor Apartment's first mortgage note which was scheduled to mature on April 1, 1995. The new mortgage note is in the amount of $5,300,000 with a term of three years and monthly payments at 10.15% interest, twenty year amortization and a scheduled maturity of April 1, 1998. Prepayment is closed for the first year, open at 1% during the second year and open without penalty during the third year.

Five year maturities of long-term debt are summarized as follows:

                           1996                    $     5,149,230
                           1997                          3,712,549
                           1998                          5,235,859
                           1999                             80,299
                           2000                             86,963
                           Thereafter                   15,082,722

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued



7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at December 31, 1995. Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                           Carrying                Fair
                                                                           Amount                  Value
     ASSETS:
     Cash and cash equivalents                                             $2,481,123             $2,481,123
     Accounts receivable, net                                                   7,694                  7,694
     Escrow deposits                                                          281,236                281,236
     Escrowed debt service funds                                              506,660                506,660

     LIABILITIES:
     Notes and mortgages payable                                          $29,347,622            $29,897,245
     Accounts payable and accrued expenses                                    361,508                361,508
     Accrued interest payable                                                  72,946                 72,946

     The carrying amounts shown in the table are included in the balance sheet under the indicated captions.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash, Accounts receivable, Escrow deposits, Escrowed debt service funds, Accounts payable and accrued expenses and Accrued interest payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

         Notes and mortgages payable: The fair value of the Partnership's long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered on debt with similar terms and remaining maturities.

8.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1995, 1994 and 1993 are as follows:

                                                                           1995                    1994                     1993
                                                                           ----                    ----                     ----

     Property management fees(a)                                       $    44,461             $    45,631             $    37,351
     Printing                                                               10,823                   6,150                   5,622
     Reimbursement (at cost) for
      out-of-pocket expenses                                                53,046                  41,366                  44,774
                                                                       -----------             -----------             -----------
                                                                       $   108,330             $    93,147             $    87,747
                                                                       ===========             ===========             ===========

(a)  Does not include property management fees earned by independent property management companies of $235,974,





          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued


     $290,347  and  $297,806  for  1995,  1994 and 1993,  respectively.  Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

     In addition, the Partnership's recourse promissory note is guaranteed by an affiliate of the General Partner for an annual fee of 2% of the outstanding balance.

9.   PARTNERS' CAPITAL

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. The Partnership has elected to pay the tax due on the limited partners' share of portfolio income and, therefore, paid tax due of $3,672 directly to the State of Connecticut in April 1995 for the 1994 Form CT-G Connecticut Group Income Tax Return. The Partnership also accrued the 1995 estimated payment of $6,990 as of December 31, 1995. These amounts were treated as reductions of partners' capital and reported as distributions in the accompanying financial statements.


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

      Distributable cash from the sale or disposition of investment properties is to be generally allocated in the following order:

      o To the Limited Partners up to the amount of their Original Invested Capital;

      o To the General Partner, an additional amount depending upon the percentage of Gross Proceeds committed to investment in properties;

      o To the Limited Partners in an amount, which when added to prior distributions from operations, equals an 8% cumulative noncompounded return on their adjusted invested capital;

      o To an affiliate of the General Partner as a subordinated disposition fee; and

      o With respect to the remainder, 85% to the Limited Partners and 15% to the General Partner.

      Generally, income from the sale or disposition of investment property is allocated as follows:

      o To each Partner having a deficit balance in the same ratio of such balance to the aggregate balance of all Partners;

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements - Continued


      o  To each Partner to the extent of cash distributed from the sale; and

      o Any remaining gain, 1% to the General Partner and 99% to the Limited Partners.


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1995

=======================================================================================================================
                                                                                                         Costs
                                                                                                      Capitalized
                                                      Initial Cost to Partnership (B)(C)               Subsequent
                                                                                                     to Acquisition
                                           ----------------------------------------------------------------------------
Description of Apartment                                                                              Land, Building
  Complexes by Property                       Land and Land                       Furniture and      Improvements and
        Location          Encumbrances (A)    Improvements        Buildings          Fixtures      Furniture & Fixtures
-----------------------------------------------------------------------------------------------------------------------
Versailles Village Apts.        $ 4,100,806         $ 562,000       $ 4,857,554          $ 406,800           $ 772,444
Forest Park, OH

Waterford Apts.                  11,744,167         2,085,826        11,343,875            492,765              80,836
Tulsa, OK

Stonebridge Manor Apts.           5,241,066         1,145,579         8,639,666            624,600             310,868
New Orleans, LA

Stewart's Glen Apts.              4,861,583         1,888,214         5,307,646            220,993             162,952
Phase III
Willowbrook, IL
-----------------------------------------------------------------------------------------------------------------------
Totals                         $ 25,947,622       $ 5,681,619      $ 30,148,741        $ 1,745,158         $ 1,327,100
=======================================================================================================================


                                           Gross Amount at Which Carried at Close of Period (D)(E)
                        ----------------------------------------------------------------------------------------------

Description of Apartment
  Complexes by Property      Land and Land
        Location              Improvements            Buildings        Furniture and Fixtures         Total
----------------------------------------------------------------------------------------------------------------------
Versailles Village Apts.             $  766,821            $ 5,115,532            $  716,445              $ 6,598,798
Forest Park, OH

Waterford Apts.                       2,085,826             11,381,775               535,701               14,003,302
Tulsa, OK

Stonebridge Manor Apts.               1,253,218              8,749,468               718,027               10,720,713
New Orleans, LA

Stewart's Glen Apts.                  2,013,283              5,330,567               235,955                7,579,805
Phase III
Willowbrook, IL
----------------------------------------------------------------------------------------------------------------------
Total                                $6,119,148            $30,577,342            $2,206,128              $38,902,618
======================================================================================================================

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                          DECEMBER 31, 1995


==================================================================================================================
                                                                                                Life on Which
     Description of                                                                          Depreciation in Latest
        Apartment                                                                                Statement of
      Complexes by            Accumulated              Date of                                  Operations is
    Property Location       Depreciation (F)         Construction          Date Acquired           Computed
------------------------------------------------------------------------------------------------------------------
Versailles Village Apts.             $2,521,090          1970                02/06/85             5-30 years
Forest Park, OH

Waterford Apts.                       4,371,992          1984                10/31/85             5-30 years
Tulsa, OK

Stonebridge Manor Apts.               3,622,877          1985                11/26/85             5-30 years
New Orleans, LA

Stewart's Glen Apts.                  2,254,252          1987                07/24/87            7-27.5 years
Phase III
Willowbrook, IL
------------------------------------------------------------------------------------------------------------------
Totals                              $12,770,211
==================================================================================================================

(A)   Encumbrances, which are secured by the Partnership's properties are net of discounts and include accrued  interest  payable at maturity (See Notes to
      Financial Statements).
(B)   The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses, net of discounts on related debt.
(C)   The  Partnership  recorded  $774,493,  $1,172,310  and $108,912  under the guarantee agreements from the sellers of the Waterford,  Stonebridge Manor and Stewart's Glen Apartments Phase III, respectively,  which were treated as a reduction of initial cost.
(D)   The aggregate cost of real estate owned at December 31, 1995 for federal income tax purposes is $39,217,821.
(E)   Reconciliation of real estate owned:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period         $ 38,649,982          $ 47,529,957           $ 52,748,645

Additions during period                     252,636               205,447                233,977

Reductions during period (G)                     --           (9,085,422)            (5,452,665)
-------------------------------------------------------------------------------------------------
Balance at end of period               $ 38,902,618         $  38,649,982           $ 47,529,957
=================================================================================================

(F) Reconciliation of accumulated depreciation:

=================================================================================================
         Description                  1995                  1994                   1993
=================================================================================================
Balance at beginning of period         $ 11,629,808          $ 13,252,478           $ 11,786,429

Additions during period                   1,140,403             1,328,700              1,542,631

Reductions during period (H)                     --           (2,951,370)               (76,582)
-------------------------------------------------------------------------------------------------
Balance at end of period               $ 12,770,211          $ 11,629,808           $ 13,252,478
=================================================================================================

(G)   Includes sale of Promenades Plaza in 1994 and sale of an outparcel at Promenades Plaza and $5,000,000 impairment of assets in 1993.
(H)   Includes sale of Promenades Plaza in 1994 and sale of an outparcel at Promenades Plaza in 1993.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

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

      The directors and executive officers of the General Partner as of February 15, 1996 are as follows:

     Name                                        Office                                          Served Since

     R. Bruce Albro                              Director                                        May 2, 1988

     David Scheinerman                           Director                                        July 25, 1995

     Philip J. Ward                              Director                                        May 2, 1988

     John D. Carey                               President, Controller                           September 7, 1993
                                                                                                 September 4, 1990

     Verne E. Blodgett                           Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                         Vice President, Assistant Secretary             September 7, 1993

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

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 53, a Senior Managing Director of CIGNA Investment Management (CIM), joined Connecticut General's Investment Operations in 1971 as a Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst.

                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 35, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $77 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 12 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 47, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of DeBartolo Realty Corporation.

                      JOHN D. CAREY - PRESIDENT, CONTROLLER

     Mr. Carey, age 32, joined CIGNA Investment Management-Real Estate as Controller of Tax Advantaged Investments in 1990. In September 1993, Mr. Carey was appointed President. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick LLP in the audit department and was a member of the Real Estate Focus Group. His experiences include accounting and financial reporting for public and private real estate limited partnership syndications. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science Degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 58, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.


            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 54, is Managing Director and department head responsible for asset management. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director, Real Estate Operations, Portfolio Management and Vice President, Real Estate Production. Prior to assuming his asset management post, Mr. Springman was responsible for production of real estate and mortgage investments. He received a Bachelor of Science degree from the U.S. Naval Academy.


                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 50, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is Past President of the Hartford Chapter, American Society of Corporate Secretaries.


                          MARCY F. BLENDER - TREASURER

     Marcy F. Blender, age 39, is Assistant Vice President, Bank Resources of CIGNA Corporation. In this capacity she is responsible for bank relationship management, bank products and services, bank compensation and control, and bank exposure management. Marcy joined Insurance Company of North America (INA) in 1979. She has held a variety of financial and investment positions with INA and later with the merged CIGNA Corporation before assuming her current responsibilities in 1992. She received a B.A. degree from Rutgers University and an M.B.A.from Drexel University. She is a Certified Public Accountant.


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

     As of February 15, 1996, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                               Units                Shares
                                           Beneficially          Beneficially             Percent
     Name                                    Owned(a)              Owned(b)              of Class

     R. Bruce Albro (c)                           0                   6,653                   *
     David Scheinerman                            0                       0                   *
     Philip J. Ward (d)                           0                  16,491                   *

     All directors and officers
     Group (8) (e)                                0                  29,994                   *


     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 4,487 shares and 1,432 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 8,826 shares and 2,400 shares which are restricted as to disposition.
(e) Shares beneficially owned by directors and officers include 15,318 shares of CIGNA common stock which may be acquired upon exercise of stock options and 8,126 shares which are restricted as to disposition.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. In 1995, the Partnership distributed no cash from operations. The General Partner was allocated a share of Partnership loss in 1995 of $2,108. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     CII provided asset management services to the Partnership during 1995 at fees calculated at 5% of gross revenues from the Versailles Village Apartments, Waterford Apartments, Stonebridge Manor Apartments and Stewart's Glen Apartments less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1995, such affiliate earned asset management fees amounting to $44,461 for such services, of which $7,679 was unpaid as of December 31, 1995. Non-affiliated third party independent property managers contracted by CII earned $235,974 of management fees, of which $9,095 was unpaid as of December 31, 1995.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. CFP did not earn or receive partnership management fees in 1995.

     The Partnership recourse promissory note carries a corporate guarantee by CIGNA Corporation. The Partnership incurred a guarantee fee of $68,000 for 1995, of which $17,000 was unpaid at December 31, 1995.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1995, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $63,869, of which $2,322 was unpaid as of December 31, 1995.

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

              (y) Loan Agreement between Connecticut General Realty Investors III Limited Partnership and Hibernia National Bank, dated March 29, 1995, relating to Stonebridge Manor Apartments.

              27    Financial Data Schedules.



     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the fiscal year.

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

                                  CONNECTICUT GENERAL REALTY INVESTORS III
                                  LIMITED PARTNERSHIP

                                  By: CIGNA Realty Resources, Inc. - Fifth, General Partner



Date:  March 21, 1996             By:      /s/   John D. Carey
                                           -------------------
                                           John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.



     /s/   R. Bruce Albro                                 Date:   March 21, 1996
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   David Scheinerman                              Date:   March 21, 1996
     ------------------------------------------
     David Scheinerman, Director



     /s/   Philip J. Ward                                 Date:   March 21, 1996
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John D. Carey                                  Date:   March 21, 1996
     ------------------------------------------
     John D. Carey, President, Controller
     (Principal Executive Officer)
     (Principal Accounting Officer)



     /s/   Marcy F. Blender                               Date:   March 21, 1996
     ------------------------------------------
     Marcy F. Blender, Treasurer
     (Principal Financial Officer)