Form 10-Q
period 1996-03-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-05-15
CIK 745471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 (Mark One)
          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                        Telephone Number: (860) 726-6000



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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                       MARCH 31,               DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and land improvements                                                   $     6,119,148           $     6,119,148
     Buildings                                                                         30,627,074                30,577,342
     Furniture and fixtures                                                             2,224,228                 2,206,128
                                                                                  ---------------           ---------------
                                                                                       38,970,450                38,902,618
     Less accumulated depreciation                                                     12,997,506                12,770,211
                                                                                  ---------------           ---------------
              Net property and improvements                                            25,972,944                26,132,407

Cash and cash equivalents                                                               2,764,353                 2,481,123
Accounts receivable (net of allowance of $5,767
   in 1996 and $8,671 in 1995)                                                              9,013                     7,694
Escrow deposits                                                                           209,198                   281,236
Prepaid insurance                                                                          19,012                        --
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                   1,279,853                 1,329,140
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    30,762,033           $    30,739,260
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                  $    29,277,578           $    29,347,622
     Accounts payable and accrued expenses (including $19,744
      in 1996 and $10,001 in 1995 due to affiliates)                                      384,071                   361,508
     Accrued interest payable (including $17,000 due to affiliates
       in 1996 and 1995)                                                                   72,946                    72,946
     Tenant security deposits                                                             169,686                   169,396
     Unearned income                                                                       28,239                    25,973
                                                                                  ---------------           ---------------
              Total liabilities                                                        29,932,520                29,977,445
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net loss                                                             (102,088)                 (102,765)
         Cumulative cash distributions                                                    (13,355)                  (13,355)
                                                                                  ---------------           ---------------
                                                                                         (114,443)                 (115,120)
                                                                                  ---------------            --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (20,130,946)              (20,197,967)
         Cumulative cash distributions                                                 (1,333,150)               (1,333,150)
                                                                                  ---------------           ---------------
                                                                                          943,956                   876,935
                                                                                  ---------------           ---------------
              Total partners' capital                                                     829,513                   761,815
                                                                                  ---------------           ---------------
              Total                                                               $    30,762,033           $    30,739,260
                                                                                  ===============           ===============

                             The Notes to Financial  Statements  are an integral
part of these statements.

                                                                 2

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----

Income:
     Rental income                                                                $     1,385,250           $     1,318,519
     Other income                                                                          41,992                    35,813
     Interest income                                                                       40,069                    31,297
                                                                                  ---------------           ---------------
                                                                                        1,467,311                 1,385,629
                                                                                  ---------------           ---------------

Expenses:
     Property operating expenses                                                          361,735                   369,983
     General and administrative                                                           186,289                   191,328
     Fees and reimbursements to affiliates                                                 24,300                    23,419
     Interest expense (includes $17,000 for 1996 and 1995 to affiliates)                  550,707                   548,264
     Depreciation and amortization                                                        276,582                   327,244
                                                                                  ---------------           ---------------
                                                                                        1,399,613                 1,460,238
                                                                                  ---------------           ---------------

         Net income (loss)                                                        $        67,698           $       (74,609)
                                                                                  ===============           ===============

Net income (loss):
     General Partner                                                              $           677           $          (746)
     Limited partners                                                                      67,021                   (73,863)
                                                                                  ---------------           ---------------
                                                                                  $        67,698           $       (74,609)
                                                                                  ===============           ===============

Net income (loss) per Unit                                                        $          2.70           $         (2.97)
                                                                                  ===============           ===============


















                             The Notes to Financial  Statements  are an integral
part of these statements.


                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)
                                                                                         1996                      1995
                                                                                         ----                      ----

Cash flows from operating activities:
     Net income (loss)                                                            $        67,698           $       (74,609)
     Adjustment to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                                    276,582                   327,244
         Accounts receivable                                                               (1,319)                   11,273
         Accounts payable                                                                  17,475                    45,954
         Accrued interest payable                                                              --                      (614)
         Escrow deposits                                                                   72,038                    (4,247)
         Other, net                                                                       (16,456)                   60,047
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   416,018                   365,048
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                                (62,744)                  (81,136)
                                                                                  ---------------           ---------------


Cash flows from financing activities:
     Proceeds from notes and mortgage loans                                                    --                 5,300,000
     Repayment of notes and mortgage loans                                                (70,044)               (5,325,991)
     Payment of financing costs                                                                --                   (99,398)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                       (70,044)                 (125,389)
                                                                                  ---------------           ---------------

Net increase in cash and cash equivalents                                                 283,230                   158,523
Cash and cash equivalents, beginning of year                                            2,481,123                 1,662,708
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     2,764,353           $     1,821,231
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       550,707           $       548,878
                                                                                  ===============           ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                               $        51,029           $           --
                                                                                  ===============           ==============










                             The Notes to Financial  Statements  are an integral
part of these statements.

                                                                 4

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   BASIS OF ACCOUNTING

A) BASIS OF PRESENTATION: The accompanying financial statements were prepared in accordance with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations.

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed Of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership adopted the Statement in the first quarter of 1996. During the first quarter, no depreciation was recorded for the Partnership's property held for sale, Stewart's Glen III.

C) CASH AND CASH EQUIVALENTS: Short term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.


2.   NOTES AND MORTGAGES PAYABLE

     In March 1996, the mortgage note for Stewart's Glen III was extended from April 1, 1996 to May 1, 1996 with an option for an additional extension to July 1, 1996 subject to certain conditions including the execution of a purchase and sale agreement, in order for the Partnership to complete a sale of the property. On April 30, 1996, the Partnership completed the sale of Stewart's Glen III and retired the related mortgage note. The Partnership's $3,400,000 promissory note was paid in full on May 15, 1996.

3.   DEFERRED CHARGES

     Deferred charges consist of the following:
                                                                                       March 31,               December 31,
                                                                                         1996                      1995

     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         845,127                   845,127
                                                                                  ---------------           ---------------
                                                                                        1,809,037                 1,809,037
     Accumulated amortization                                                            (529,184)                 (479,897)
                                                                                  ----------------          ----------------
                                                                                  $     1,279,853           $     1,329,140
                                                                                  ===============           ===============

                                        5

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTED TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




4.   TRANSACTIONS WITH AFFILIATES

     The Partnership's promissory note payable is guaranteed by an affiliate of the General Partner for an annual fee of 2% on the outstanding balance.

     Other fees and expenses related to the General Partner or its affiliates are as follows:

                                                                                        Three Months Ended             Unpaid at
                                                                                             MARCH 31,                 MARCH 31,
                                                                                             ---------                 ---------
                                                                                      1996              1995             1996
                                                                                      ----              ----             ----

     Property management fee (a)                                                $      11,405    $      10,509       $       7,630
     Reimbursement (at cost) for
      out-of-pocket expenses                                                           12,895           12,910              12,114
                                                                                -------------    -------------       -------------
                                                                                $      24,300    $      23,419       $      19,744
                                                                                =============    =============       =============

(a) Does not include on-site property management fees earned by independent property management companies of $60,236 and $56,253 for the three months ended March 31, 1996 and 1995 respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

5.   SUBSEQUENT EVENT

     On April 30, 1996, the Partnership completed the sale of Stewart's Glen III to AMLI Residential Properties, L.P. for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage loan obligation, the Partnership netted approximately $2,890,000. For book purposes, the property had a carrying value of approximately $5,326,000 and the Partnership expects to record a gain of approximately $2,426,000. The Partnership utilized the net proceeds from the sale and the Partnership's cash and cash equivalents to retire the Partnership's $3,400,000 promissory note on May 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Partnership had $2,764,000 in cash and cash equivalents which was available for working capital requirements, payment of liabilities, and the Partnership's cash reserves. The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three months ended March 31, 1996 of approximately $200,000.

     During the first quarter, the Partnership executed a letter of intent for the sale of the Stewart's Glen Apartments. In addition, the Partnership arranged a short-term extension of the Stewart's Glen mortgage maturity date to complete the sale. The sale was completed on April 30, 1996 to AMLI Residential, L.P. for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage, the Partnership netted approximately $2,890,000. The Partnership expects to record a gain on the sale for both book and tax purposes.

     On May 15, 1996, the Partnership utilized the net proceeds from the Stewart's Glen sale together with approximately $510,000 from the Partnership's cash reserves to retire the Partnership's $3,400,000 Mellon Bank promissory note.

RESULTS OF OPERATIONS

     Rental income increased approximately $67,000 for the three months ended March 31, 1996, as compared with the same period of 1995. Higher average occupancy and an increase in rental rates at Waterford Apartments, Stonebridge Manor and Versailles Village led to increases in rental income of approximately $38,000, $22,000 and $6,000, respectively. Modest rate increases offset a nominal decrease in average occupancy at Stewart's Glen.

     Other income increased for the three months ended March 31, 1996, as compared with the same period of 1995, due to higher lease break fees at Stewart's Glen and Stonebridge Manor.

     The increase in interest income for the three months ended March 31, 1996, as compared with the same period of 1995, was the result of a higher average cash balance offset by a slight decrease in interest rates on short term investments.

     Property operating expenses decreased slightly for the three months ended March 31, 1996, as compared with the same period of 1995, due to fewer carpet and vinyl replacements at Stonebridge.

     The decrease in general and administrative expense for the three months ended March 31, 1996, as compared with the same period of 1995, was the result of a net decrease in the provision for doubtful accounts.

     Depreciation and amortization decreased for the three months ended March 31, 1996, as compared with the same period of 1995. Financial Accounting Standards No. 121, adopted by the Partnership in the first quarter of 1996, prohibits depreciation of long-lived assets to be disposed. Accordingly, depreciation was not recorded for Stewart's Glen in the first quarter of 1996 as the property was held for sale. Partially offsetting the decrease was increased amortization of financing costs due to the April 1, 1995 Stonebridge Manor first mortgage refinance.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1995                                 1996
                                            -------------------------------------------------       -----------
                                              AT 3/31      AT 6/30      AT 9/30     AT 12/31           AT 3/31
                                              -------      -------      -------     --------           -------

1.   Versailles Village Apartments
     Forest Park, Ohio                           97%          99%          96%           94%              97%

2.   Waterford Apartments
     Tulsa, Oklahoma                             90%          96%          98%           92%              94%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                      96%          97%          96%           98%              97%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois                       96%          89%          98%           97%              89%




PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10(z) Agreement of Purchase and Sale for Stewart's Glen I, II and III dated April 30, 1996 between CIGNA/Willowbrook Associates Limited Partnership, CIGNA/Willowbrook II Associates Limited Partnership, Connecticut General Realty Investors III Limited Partnership and AMLI Residential, L.P.

         27       Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONNECTICUT GENERAL REALTY INVESTORS III
                                  LIMITED PARTNERSHIP


                                  By:    CIGNA Realty Resources, Inc. - Fifth,
                                         General Partner




Date: MAY 15, 1996                By:    /S/ JOHN D. CAREY
      -------------                      -----------------
                                         John D. Carey, President and Controller
                                         (Principal Executive Officer)
                                         (Principal Accounting Officer)