Form 10-Q
period 1996-06-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-08-14
CIK 745471

- --------------------------------------------------------------------------------


- -----------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                (Mark One)
         X
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                       JUNE 30,                DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
                                                                                      -----------                ---------
Property and improvements, at cost:
     Land and land improvements                                                   $     4,156,666           $     6,119,148
     Buildings                                                                         25,371,506                30,577,342
     Furniture and fixtures                                                             2,005,068                 2,206,128
                                                                                  ---------------           ---------------
                                                                                       31,533,240                38,902,618
     Less accumulated depreciation                                                     10,971,608                12,770,211
                                                                                  ---------------           ---------------
              Net property and improvements                                            20,561,632                26,132,407

Cash and cash equivalents                                                               2,072,410                 2,481,123
Accounts receivable (net of allowance of $7,118
   in 1996 and $8,671 in 1995)                                                              5,602                     7,694
Escrow deposits                                                                           157,373                   281,236
Prepaid insurance                                                                          26,227                        --
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                   1,230,567                 1,329,140
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    24,561,471           $    30,739,260
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                  $    20,945,898           $    29,347,622
     Accounts payable and accrued expenses (including $32,185
       in 1996 and $10,001 in 1995 due to affiliates)                                     194,417                   361,508
     Accrued interest payable (including $8,500 in 1996 and
       $17,000 in 1995 due to affiliates)                                                   8,500                    72,946
     Tenant security deposits                                                             143,098                   169,396
     Unearned income                                                                       20,264                    25,973
                                                                                  ---------------           ---------------
              Total liabilities                                                        21,312,177                29,977,445
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net loss                                                               12,150                  (102,765)
         Cumulative cash distributions                                                    (13,355)                  (13,355)
                                                                                  ---------------           ---------------
                                                                                             (205)                 (115,120)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (17,825,403)              (20,197,967)
         Cumulative cash distributions                                                 (1,333,150)               (1,333,150)
                                                                                  ---------------           ---------------
                                                                                        3,249,499                   876,935
                                                                                  ---------------           ---------------
              Total partners' capital                                                   3,249,294                   761,815
                                                                                  ---------------           ---------------
              Total                                                               $    24,561,471           $    30,739,260
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

                                                                 2

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                                JUNE 30,
                                                                         --------                                --------
                                                                   1996             1995                  1996              1995
                                                                   ----             ----                  ----              ----
Income:
     Rental income                                          $   1,223,518    $    1,358,357        $    2,608,768    $   2,676,876
     Other income                                                  31,374            72,147                73,366          107,960
     Interest income                                               41,955            37,776                82,024           69,073
                                                            -------------    --------------        --------------    -------------
                                                                1,296,847         1,468,280             2,764,158        2,853,909
                                                            -------------    --------------        --------------    -------------

Expenses:
     Property operating expenses                                  389,567           389,142               751,302          759,125
     General and administrative                                   180,945           201,156               367,234          392,484
     Fees and reimbursements to affiliates                         26,418            21,160                50,718           44,579
     Interest expense (includes $8,500 and
       $25,500 for 1996 and $17,000 and
       $34,000 for 1995 to affiliates)                            442,754           561,331               993,461        1,109,595
     Depreciation and amortization                                277,640           334,060               554,222          661,304
                                                            -------------    --------------        --------------    -------------
                                                                1,317,324         1,506,849             2,716,937        2,967,087
                                                            -------------    --------------        --------------    -------------

              Income (loss) from operations                       (20,477)          (38,569)               47,221         (113,178)

Gain on sale of property                                        2,440,258                --             2,440,258               --
                                                            -------------    --------------        --------------    -------------

              Net income (loss)                             $   2,419,781    $      (38,569)       $    2,487,479    $    (113,178)
                                                            =============    ==============        ==============    =============

Net income (loss):
     General Partner                                        $     114,238    $         (386)       $      114,915    $      (1,132)
     Limited partners                                           2,305,543           (38,183)            2,372,564         (112,046)
                                                            -------------    --------------        --------------    -------------
                                                            $   2,419,781    $      (38,569)       $    2,487,479    $    (113,178)
                                                            =============    ==============        ==============    =============

Net income (loss) per Unit                                  $       92.75    $        (1.54)       $        95.45    $       (4.51)
                                                            =============    ==============        ==============    =============













                             The Notes to Financial  Statements  are an integral part of these statements.

                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                                                                         1996                      1995
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income (loss)                                                            $     2,487,479           $      (113,178)
     Adjustment to reconcile net loss to net cash
       provided by operating activities:
         Gain on sale of property                                                      (2,440,258)
         Depreciation and amortization                                                    554,222                   661,304
         Accounts receivable                                                                2,092                    76,040
         Accounts payable and accrued expenses                                           (114,160)                   25,019
         Accrued interest payable                                                         (64,446)                      615
         Escrow deposits                                                                  123,863                   (62,144)
         Other, net                                                                       (58,234)                  112,564
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   490,558                   700,220
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (242,151)                 (105,723)
     Proceeds from sale of property                                                     7,853,900                        --
     Payment of closing costs related to sale of property                                (102,306)                       --
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                       7,509,443                  (105,723)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Proceeds from mortgage loan                                                               --                 5,300,000
     Repayment of notes and mortgage loans                                             (8,401,724)               (5,356,585)
     Payment of financing costs                                                                --                  (105,010)
     Cash distribution for limited partners                                                (6,990)                   (3,672)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                    (8,408,714)                 (165,267)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                     (408,713)                  429,230
Cash and cash equivalents, beginning of year                                            2,481,123                 1,662,708
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     2,072,410           $     2,091,938
                                                                                  ===============           ===============

Supplemental disclosures of cash information:
     Interest paid during period                                                  $     1,057,907           $     1,108,980
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

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     Assets to be Disposed of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. In addition, the Statement prohibits depreciation of long-lived assets to be disposed. The Partnership adopted the Statement in the first quarter of 1996. No depreciation was recorded in 1996 for Stewart's Glen III which was sold on April 30, 1996.

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

3.   SALE OF INVESTMENT PROPERTY

     On April 30, 1996, the Partnership completed the sale of Stewart's Glen III to AMLI Residential Properties, L.P. for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage loan obligation, the Partnership netted approximately $2,890,000. For book purposes, the property had a carrying value of approximately $5,311,000 and the Partnership recorded a gain of $2,440,258. The Partnership utilized the net proceeds from the sale and the Partnership's cash and cash equivalents to retire the Partnership's $3,400,000 promissory note on May 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTED TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                                       June 30,                December 31,
                                                                                         1996                      1995
                                                                                  ---------------           ---------------
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         765,532                   845,127
                                                                                  ---------------           ---------------
                                                                                        1,729,442                 1,809,037
     Accumulated amortization                                                            (498,875)                 (479,897)
                                                                                  ---------------           ----------------
                                                                                  $     1,230,567           $     1,329,140
                                                                                  ===============           ===============

5.   TRANSACTIONS WITH AFFILIATES

     The Partnership's promissory note payable was guaranteed by an affiliate of the General Partner for an annual fee of 2% on the outstanding balance until the note was retired on May 15, 1996.

     Other fees and expenses  related to the General  Partner or its  affiliates are as follows:

                                                   Three Months Ended            Six Months Ended               Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      -------                    --------
                                                 1996              1995         1996             1995              1996
                                                 ----              ----         ----             ----              ----
     Property management fee (a)           $      9,580     $      11,066    $    20,985     $     21,575     $      5,797
     Reimbursement (at cost) for
      out-of-pocket expenses                     16,838            10,094         29,733           23,004           26,388
                                           ------------     -------------    -----------     ------------     ------------
                                           $     26,418     $      21,160    $    50,718     $     44,579     $     32,185
                                           ============     =============    ===========     ============     ============

     (a) Does not include on-site property management fees earned by independent property management companies of $52,899 and $58,804 for the three months ended June 30, 1996 and 1995, respectively, and $113,135 and $115,057 for the six months ended June 30, 1996 and 1995, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At  June  30,  1996,  the  Partnership  had  $2,072,000  in cash  and  cash
equivalents  which  was  available  for  working  capital   requirements,   cash
distributions, and the Partnership's cash reserves.

     During the first quarter, the Partnership executed a letter of intent for the sale of the Stewart's Glen Apartments to AMLI Residential, L.P. To complete the sale, the Partnership arranged a short-term extension of the Stewart's Glen mortgage maturity date. The Partnership completed the sale on April 30, 1996 for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage, the Partnership netted approximately $2,890,000. The property sale generated a book gain of $2,440,258.

     On May 15, 1996, the Partnership utilized the net proceeds from the Stewart's Glen sale together with approximately $510,000 from the Partnership's cash reserves to retire the Partnership's $3,400,000 Mellon Bank promissory note.

     The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three months ended June 30, 1996 of approximately $34,000 and year-to-date of approximately $234,000. The Partnership's properties have generated sufficient net operating income to cover debt service, partnership expenses, and the substantial increase in capital expenditures year-to-date. The Partnership expects that cash from operations for the remainder of the year will also be sufficient to cover all necessary expenditures for partnership expenses, capital expenditures, and debt service.

     As a result of the sale of the Stewart's Glen property and the payment of the Partnership's promissory note, the Partnership may now be in a position to reduce cash reserves to a level deemed sufficient in connection with the Partnership's operations. The Partnership will consider making a cash distribution to reduce cash reserves in the near future. The Partnership expects that to the extent cash is available from operations in future quarters, the Partnership will be in a position to resume regular quarterly distributions.

RESULTS OF OPERATIONS

     Generally, decreases in operating income and expenses are the result of the sale of Stewart's Glen III on April 30, 1996. The following analytical comments have been limited to the Partnership's three remaining properties.

     Higher average occupancy and an increase in rental rates at Waterford Apartments and Stonebridge Manor led to increases in rental income of approximately $15,000 at each property for the three months and $53,000 and $37,000, respectively, for the six months ended June 30, 1996, as compared with the same periods of 1995. Rental income at Versailles Village was flat for the three months and increased $5,000 for the six months ended June 30, 1996 due to a modest rate increase.

     Other income decreased $33,000 and $31,000 for the three and six months ended June 30, 1996, respectively, as compared with the same periods of 1995 for the remaining properties. The decrease was primarily the result of collecting approximately $35,000 in the second quarter of 1995 for additional 1994 expense recapture and percentage rent from tenants at Promenades Plaza.

     Interest income increased for the three and six months ended June 30, 1996, as compared with the same periods of 1995, due to a higher average cash balance.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Property operating expenses increased $42,000 and $37,000 for the three and six months ended June 30, 1996, respectively, as compared with the same periods of 1995 for the remaining properties. Maintenance expense increased for the second quarter at Stonebridge primarily due to pest control treatments and at Waterford due to a wallpapering project. At Stonebridge and Waterford, the cost of preparing apartments increased due to higher tenant turnover. Utility expense increased at all of the properties due to a harsh winter coupled with rate increases at Waterford and Versailles and fewer corporate apartments at Stonebridge.

     General and administrative expenses decreased $6,000 and $10,000 for the three and six months ended June 30, 1996, respectively, as compared with the same periods of 1995 for the remaining properties. Advertising costs decreased at Waterford and Stonebridge and increased at Versailles, reflective of changes in occupancy. A net decrease in the provision for doubtful accounts also attributed to the decrease for the six months ended June 30, 1996. Partially offsetting these decreases was an increase in payroll at Stonebridge primarily due to the hiring of new maintenance employees.

     The increase in fees and reimbursements to affiliates for the three and six months ended June 30, 1996, as compared with the same periods of 1995, was due to higher reimbursable expenses than the previous year.

     The decrease in interest expense of $47,000 and $44,000 for the three and six months ended June 30, 1996, respectively, as compared with 1995 for the remaining properties, was primarily the result of the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

     Depreciation and amortization increased $3,000 and $13,000 for the three and six months ended June 30, 1996, respectively, as compared with the previous year for the remaining properties. The increase was primarily the result of amortization costs related to the April 1, 1995 refinancing of Stonebridge Manor's first mortgage.

                                    OCCUPANCY

     The  following is a listing of  approximate  physical  occupancy  levels by quarter for the Partnership's investment properties:
                                                                   1995                                   1996
                                          -------------------------------------------------      ----------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31        At 3/31       At 6/30

1.   Versailles Village Apartments
     Forest Park, Ohio                        97%          99%          96%          94%             97%          98%

2.   Waterford Apartments
     Tulsa, Oklahoma                          90%          96%          98%          92%             94%          94%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                   96%          97%          96%          98%             97%          97%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois (a)                96%          89%          98%          97%             89%          N/A


An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stewart's Glen III was sold April 30, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CONNECTICUT GENERAL REALTY INVESTORS III
                               LIMITED PARTNERSHIP


                               By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: August 14, 1996          By:      /s/ John D. Carey
      ----------------                  -----------------
                                        John D. Carey, President and Controller
                                        (Principal Executive Officer)
                                        (Principal Accounting Officer)