Form 10-Q
period 1996-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1996-11-14
CIK 745471

------------------------------------------------------------------------------


------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              (Mark One)
             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                                         1996                      1995
                                                               ASSETS                 (UNAUDITED)                (AUDITED)
Property and improvements, at cost:
     Land and land improvements                                                   $     4,162,351           $     6,119,148
     Buildings                                                                         25,430,458                30,577,342
     Furniture and fixtures                                                             2,036,740                 2,206,128
                                                                                  ---------------           ---------------
                                                                                       31,629,549                38,902,618
     Less accumulated depreciation                                                     11,200,757                12,770,211
                                                                                  ---------------           ---------------
              Net property and improvements                                            20,428,792                26,132,407

Cash and cash equivalents                                                               2,252,954                 2,481,123
Accounts receivable (net of allowance of $8,333
   in 1996 and $8,671 in 1995)                                                              9,429                     7,694
Escrow deposits                                                                           211,888                   281,236
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                   1,181,281                 1,329,140
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    24,592,004           $    30,739,260
                                                                                  ===============           ===============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                  $    20,878,052           $    29,347,622
     Accounts payable and accrued expenses (including $43,199
       in 1996 and $10,001 in 1995 due to affiliates)                                     258,584                   361,508
     Accrued interest payable (including
       $17,000 in 1995 due to affiliates)                                                      --                    72,946
     Tenant security deposits                                                             146,272                   169,396
     Unearned income                                                                       20,178                    25,973
                                                                                  ---------------           ---------------
              Total liabilities                                                        21,303,086                29,977,445
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net loss                                                               12,546                  (102,765)
         Cumulative cash distributions                                                    (13,355)                  (13,355)
                                                                                  ---------------           ---------------
                                                                                              191                  (115,120)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (17,786,175)              (20,197,967)
         Cumulative cash distributions                                                 (1,333,150)               (1,333,150)
                                                                                  ---------------           ---------------
                                                                                        3,288,727                   876,935
                                                                                  ---------------           ---------------
              Total partners' capital                                                   3,288,918                   761,815
                                                                                  ---------------           ---------------
              Total                                                               $    24,592,004           $    30,739,260
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

                                                                 2


          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                   1996             1995                  1996              1995
Income:
     Rental income                                          $   1,164,852    $    1,385,732        $    3,773,620    $   4,062,608
     Other income                                                  27,372            51,593               100,738          159,553
     Interest income                                               32,627            40,562               114,651          109,635
                                                            -------------    --------------        --------------    -------------
                                                                1,224,851         1,477,887             3,989,009        4,331,796
                                                            -------------    --------------        --------------    -------------

Expenses:
     Property operating expenses                                  350,034           416,303             1,101,336        1,175,428
     General and administrative                                   161,804           193,389               529,038          585,873
     Fees and reimbursements to affiliates                         22,345            30,880                73,063           75,459
     Interest expense (includes $-0- and
       $25,500 for 1996 and $17,000 and
       $51,000 for 1995 to affiliates)                            372,609           554,513             1,366,070        1,664,108
     Depreciation and amortization                                278,435           334,981               832,657          996,285
                                                            -------------    --------------        --------------    -------------
                                                                1,185,227         1,530,066             3,902,164        4,497,153
                                                            -------------    --------------        --------------    -------------

              Income (loss) from operations                        39,624           (52,179)               86,845         (165,357)

Gain on sale of property                                               --                --             2,440,258               --
                                                            -------------    --------------        --------------    -------------

              Net income (loss)                             $      39,624    $      (52,179)       $    2,527,103    $    (165,357)
                                                            =============    ==============        ==============    =============

Net income (loss):
     General Partner                                        $         396    $         (522)       $      115,311    $      (1,654)
     Limited partners                                              39,228           (51,657)            2,411,792         (163,703)
                                                            -------------    --------------        --------------    -------------
                                                            $      39,624    $      (52,179)       $    2,527,103    $    (165,357)
                                                            =============    ==============        ==============    =============

Net income (loss) per Unit                                  $        1.58    $        (2.08)       $        97.03    $       (6.59)
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

                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                                                                         1996                      1995
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income (loss)                                                            $     2,527,103           $      (165,357)
     Adjustment to reconcile net income (loss) to net cash
       provided by operating activities:
         Gain on sale of property                                                      (2,440,258)                       --
         Depreciation and amortization                                                    832,657                   996,285
         Accounts receivable                                                               (1,735)                   78,034
         Accounts payable and accrued expenses                                            (49,993)                   92,141
         Accrued interest payable                                                         (72,946)                      615
         Escrow deposits                                                                   69,348                  (133,839)
         Other, net                                                                       (28,919)                  142,438
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   835,257                 1,010,317
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (338,460)                 (165,048)
     Proceeds from sale of property                                                     7,853,900                        --
     Payment of closing costs related to sale of property                                (102,306)                       --
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                       7,413,134                  (165,048)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Proceeds from mortgage loan                                                               --                 5,300,000
     Repayment of notes and mortgage loans                                             (8,469,570)               (5,390,937)
     Payment of financing costs                                                                --                  (105,010)
     Cash distribution for limited partners                                                (6,990)                   (3,672)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                    (8,476,560)                 (199,619)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                     (228,169)                  645,650
Cash and cash equivalents, beginning of year                                            2,481,123                 1,662,708
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $     2,252,954           $     2,308,358
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $     1,439,016           $     1,663,493
                                                                                  ===============           ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                               $            --           $         2,620
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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


4.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                                     September 30,             December 31,
                                                                                         1996                      1995
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         765,532                   845,127
                                                                                  ---------------           ---------------
                                                                                        1,729,442                 1,809,037
     Accumulated amortization                                                            (548,161)                 (479,897)
                                                                                  ---------------           ----------------
                                                                                  $     1,181,281           $     1,329,140
                                                                                  ===============           ===============


5.   TRANSACTIONS WITH AFFILIATES

     The Partnership's promissory note payable was guaranteed by an affiliate of the General Partner for an annual fee of 2% on the outstanding balance until the note was retired on May 15, 1996.

     Other fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended             Nine Months Ended             Unpaid at
                                                      September 30,                 September 30,             September 30,
                                                      -------------                 ------------              -------------
                                                 1996              1995          1996             1995             1996
                                                 ----              ----          ----             ----             ----
     Property management fee (a)           $      8,930     $      11,401    $    29,915     $     32,976     $      5,921
     Reimbursement (at cost) for
      out-of-pocket expenses                     13,415            19,479         43,148           42,483           37,278
                                           ------------     -------------    -----------     ------------     ------------
                                           $     22,345     $      30,880    $    73,063     $     75,459     $     43,199
                                           ============     =============    ===========     ============     ============

(a) Does not include on-site property management fees earned by independent property management companies of $50,510 and $60,287 for the three months ended September 30, 1996 and 1995, respectively, and $163,645 and $175,344 for the nine months ended September 30, 1996 and 1995, respectively.
     On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

6.   SUBSEQUENT EVENT

     The Partnership has declared a distribution of $1,565,928 or $63 per Unit to the limited partners of record as of November 30, 1996 and $10,071 to the General Partner. The distribution will be paid on December 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September  30, 1996,  the  Partnership  had  $2,252,954 in cash and cash
equivalents  which  was  available  for  working  capital   requirements,   cash
distributions, and the Partnership's cash reserves.

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

     The portfolio generated positive adjusted cash from operations after debt service, capital improvements and partnership expenses for the three months ended September 30, 1996 of approximately $172,000 and year-to-date of approximately $407,000. The Partnership's properties have generated sufficient net operating income to cover debt service, partnership expenses, and the substantial increase in capital expenditures year-to-date. The Partnership expects that cash from operations for the remainder of the year will also be sufficient to cover all necessary expenditures for partnership expenses, capital expenditures, debt service, and a distribution to partners.

     As a result of the sale of the Stewart's Glen property and the payment of the Partnership's promissory note, the Partnership is now in a position to reduce cash reserves to a level deemed sufficient in connection with the Partnership's operations. The Partnership will make a cash distribution of $1,565,928 or $63 per Unit to limited partners of record as of November 30, 1996. The distribution will be paid on December 15, 1996. The distribution will comprise a reduction to cash reserves and cumulative adjusted cash from operations. To the extent cash is available from operations each quarter, the Partnership will resume regular quarterly distributions in 1997.

RESULTS OF OPERATIONS

     Generally, decreases in operating income and expenses are the result of the sale of Stewart's Glen III on April 30, 1996. The following analytical comments have been limited to the Partnership's three remaining properties.

     Overall, higher average occupancy and an increase in rental rates led to an increase in rental income of approximately $29,000 for the three months and $124,000 for the nine months ended September 30, 1996, as compared with the same periods of 1995.

     Other income decreased $13,000 and $43,000 for the three and nine months ended September 30, 1996, respectively, as compared with the same periods of 1995. In 1995, the Partnership received its share of percentage rent and tenant expense recapture receivables relating to Promenades Plaza. At the time of the property sale in 1994, the Partnership set up a receivable for amounts to be received outside the closing. The Partnership received a total of $39,344 in excess of the amount recorded as a receivable.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




     Interest income decreased for the three months and increased for the nine months ended September 30, 1996, as compared with the same periods of 1995. A lower interest rate on short term investments led to a decrease in interest income for the three months, while a higher average cash balance (essentially the Stewart's Glen III sales proceeds from April 30, 1996 to May 15, 1996 when the proceeds were utilized to retire, in part, the Partnership's $3,400,000 promissory note) led to an increase in interest income for the nine months.

     Property operating expenses increased $39,000 and $76,000 for the three and nine months ended September 30, 1996, respectively, as compared with the same periods of 1995. For the three-month period, maintenance and repair increased at Versailles Village because of repairs on a number of HVAC units and a main water line break, and at Stonebridge because of exterior painting completed in conjunction with the roof repair project and an increase in the number of carpet replacements. In addition to the three month increases, maintenance and repair expense increased for the nine-month period at Stonebridge due to a pest control treatment and at Waterford as a result of an increase in the cost of preparing apartments for rent upon a tenant move out, including the additional expense of replacing wallpaper in units. The increase at Waterford was partially offset by a decrease in landscaping expense. Utilities increased at Versailles for the three and nine-month periods and at Waterford for the nine-month period due to a harsh winter as well as rate increases. For the nine-month period at Stonebridge, fewer corporate apartment rentals led to an increase in utility expense. Insurance costs were higher for Stonebridge for the nine-month period.

     General and administrative expenses were relatively flat for the three months and decreased $9,000 for the nine months ended September 30, 1996, respectively, as compared with the same periods of 1995. Advertising costs for Waterford and Stonebridge dropped as a result of improved occupancy, and increased at Versailles in an effort to increase occupancy. A net reduction in the provision for doubtful accounts at Waterford and a decline in Partnership legal expenses also contributed to the decrease for the nine months ended September 30, 1996. As a partial offset to the expense decreases, payroll expenses at Stonebridge went up primarily due to the hiring of new maintenance employees.

     Fees and reimbursements to affiliates decreased for the three months ended September 30, 1996, as compared with the same period of 1995, due to a decrease in management fees from the sale of Stewart's Glen III on April 30, 1996 coupled with timing of reimbursable expenses.

     The decrease in interest expense of $78,000 and $122,000 for the three and nine months ended September 30, 1996, respectively, as compared with 1995, was primarily the result of the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

     Depreciation and amortization increased $3,000 and $15,000 for the three and nine months ended September 30, 1996, respectively, as compared with the previous year. The increase was primarily the result of amortization costs related to the April 1, 1995 refinancing of Stonebridge Manor's first mortgage.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                   1995                                          1996
                                          -------------------------------------------------      ----------------------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31        At 3/31       At 6/30     At 9/30

1.   Versailles Village Apartments
     Forest Park, Ohio                        97%          99%          96%          94%             97%          98%          96%

2.   Waterford Apartments
     Tulsa, Oklahoma                          90%          96%          98%          92%             94%          94%          93%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                   96%          97%          96%          98%             97%          97%          95%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois (a)                96%          89%          98%          97%             89%          N/A          N/A

An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stewart's Glen III was sold April 30, 1996.

PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONNECTICUT GENERAL REALTY INVESTORS III
                                 LIMITED PARTNERSHIP


                                 By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: November 14, 1996          By:      /s/ John D. Carey
      ------------------                  -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: November 14, 1996          By:      /s/ Josephine C. Donofrio
      -----------------                   -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)