Form 10-K
period 1996-12-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-03-14
CIK 745471

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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





----------------------------------------------------------------------------


----------------------------------------------------------------------------


                                                          TABLE OF CONTENTS


PART I                                                                                                                    PAGE

Item  1.      Business                                                                                                     3
Item  2.      Properties                                                                                                   6
Item  3.      Legal Proceedings                                                                                            8
Item  4.      Submission of Matters to a Vote of Security Holders                                                          8


PART II

Item  5.      Market for Registrant's Common Equity and Related Security Holder Matters                                    8
Item  6.      Selected Financial Data                                                                                      9
Item  7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                      10
Item  8.      Financial Statements and Supplementary Data                                                                 15
Item  9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                                       29


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                          29
Item 11.      Executive Compensation                                                                                      31
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                              32
Item 13.      Certain Relationships and Related Transactions                                                              32


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            33

SIGNATURES                                                                                                                37



                                                                 2

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

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2017. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from five to ten years. The Partnership sold the Florida shopping center, Promenades Plaza, on September 22, 1994. The Partnership completed a sale of its Illinois apartment complex on April 30, 1996. The Partnership estimates that the remainder of the Partnership's properties will be sold during the next two years. Upon the sale of a particular property, the net proceeds, if any, are generally distributed, reinvested in existing properties, or held in Partnership cash reserves rather than invested in acquiring additional properties.

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

The Partnership has made the real property investments set forth in the following table:

                   Versailles Village       Promenades            Waterford          Stonebridge        Stewart's Glen
                       Apartments         Plaza Shopping         Apartments             Manor             Apartments
                      Forest Park,            Center           Tulsa, Oklahoma        Apartments           Phase III
                          Ohio            Port Charlotte,                            New Orleans,        Willowbrook,
                                            Florida (c)                               Louisiana          Illinois (d)
Purchase                $5,920,000          $10,486,000          $17,130,000          $11,326,014          $7,194,485
Price (a)

Cash                    $2,120,000           $5,463,052           $3,441,666           $3,278,235          $2,069,485
Investment

Initial                 $3,800,000           $5,022,948          $13,688,334           $8,047,779          $5,125,000
Mortgage
Financing (b)

Acquisition               $433,986           $1,194,469             $806,350             $742,782            $496,395
Fees and
Expenses

Size                    180 units         230,268 sq. ft.         344 units           264 units            104 units

Date of                 02/06/85          04/15/85 (sold          10/31/85             11/26/85         07/24/87 (sold
Purchase                                     09/22/94)                                                     04/30/96)

Type of               Fee ownership        Fee ownership        Fee ownership       Fee ownership        Fee ownership
Ownership             subject to           subject to           subject to          subject to           subject to
                      Mortgage             Mortgage             Mortgage            Mortgage             Mortgage
=================  ===================  ===================  =================== ==================== ===================

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

(c) Promenades Plaza added 14,624 square feet subsequent to acquisition. This property was sold September 22, 1994. Reference is made to the Notes to Financial Statements for a description of the sale.

(d)  In July 1987,  the  Partnership  acquired a 33%  interest  in the Phase III
     Apartment  Venture,  a joint  venture with the General  Partner,  which was established as a temporary  vehicle for providing the Partnership  with the means to acquire the property without finalized mortgage arrangements, and, thereby,  avoid being in default under the terms of the purchase agreement.
     On December 10, 1987 the  Partnership  received a commitment  for permanent mortgage  financing which was acceptable to CIGNA Realty  Resources,  Inc.-
     Fifth.  At that time,  in  accordance  with the terms of the joint  venture
     agreement,   the  General  Partner  exercised  its  right  to  require  the
     Partnership  to purchase  General  Partner's  entire  interest in the joint
     venture.   Funding  of  the  purchase  took  place  in  January  1988.  The information  shown  represents  the  Partnership's  100%  ownership  of the property.  This property was sold April 30, 1996.  Reference is made to the
     Notes to Financial Statements for a description of the sale.


     Versailles Village Apartments is located in the City of Forest Park, Ohio, in the northwest section of Hamilton County, approximately 14 miles outside downtown Cincinnati. The unemployment rate for Greater Cincinnati remains lower than the national average and employment growth continues to outperform the nation. A stable, diverse local economy keeps the Greater Cincinnati area from experiencing dramatic fluctuations in job figures. The region has experienced expansion in the retail and service sectors while losing some of its traditionally higher paying manufacturing base. The Greater Cincinnati economy is expected to remain stable with slight fluctuations. The City of Forest Park is 35 to 40 years old with a population of approximately 21,000. Forest Park is an integrated and diversified middle class community with an average household income of $46,000. Average household income rose 22% and the median price of a home has increased 16% since 1990. The northwest apartment market contains approximately 12,000 units, with 250 to 300 units added to the market in 1994 and 1995. The Versailles Village submarket contains approximately 2,600 units comprising 1,830 units of direct and 770 units of secondary competitors. Although the property's competition is newer, Versailles Village competes well with similar Class C and B properties in the submarket. Versailles Village is well maintained with competitive rents and emphasizes tenant service. The property offers amenities similar to the competition but has much larger floor plans. Home ownership is also competing with the rental market due to the relative low cost of housing and low interest rates. The property's ability to achieve rate increases depends primarily on the general trends of the market. Rental rates are averaging $568 per month in the submarket and $552 at Versailles Village. Versailles has planned to increase rates by approximately 3.6% in 1997. Vacancy at Versailles Village at approximately 4% is in line with the market vacancy rate of 4% to 6%.

     Waterford Apartments is located in South Tulsa, Oklahoma. Job creation in the Tulsa area continued into 1996. The total number of wage and salary workers increased by approximately 10,000 during the year. The strongest increase in new jobs continues to be in the services sector. Unemployment is lower than the national rate. Tulsa's average household income is much higher than Oklahoma's average and only slightly below the national average. The cost of living is relatively low in Tulsa, compared to similar cities in the nation. The average cost of living in Tulsa was 91.5% of the national average in 1996. In Tulsa, 21.5% of the average household income is required to buy and maintain a home, compared to other comparable cities where up to 50% of household income is required. In the single family housing market, 73% of the homes are considered to be in the price range of median income families. Low interest rates, afford ability, and a growing economy have contributed to an active single family market, a strong competitor for the apartment market.

     Multifamily construction had been at a virtual standstill since 1990 until 1994 when 288 units came into the market in anticipation of an increased demand. There are approximately 19,030 units in the southeast submarket where Waterford is located. Approximately 700 new units were added to the market in 1996 with another 500 expected for 1997. Occupancy in the market averaged 93% for 1996 compared with 92% for 1995. During the year, Waterford's occupancy averaged 93%, down slightly from 94% in 1995. Waterford is located only five miles outside the central business district in a well-maintained, vintage neighborhood. The property is a Class "A" luxury apartment complex and continues to hold an advantage over the Tulsa luxury apartment market due to its superior location. While the sizes of its units are somewhat smaller than the competition, it compensates with mature landscaping, a variety of amenities and a focus on the upkeep of the units. When compared with the entire Tulsa rental market, Waterford's rental rates are above the average, although, due to the smaller size of the units, Waterford's rental rates are slightly below its immediate competition. Average rents for the immediate competition are approximately $466 for one bedroom units and $665 for two bedroom units, while Waterford's average rental rates are approximately $443 for one bedroom units and $650 for two bedroom units.
Waterford's rental rates are scheduled to increase approximately 3.8% in 1997.

     Stonebridge Manor Apartments is located in the Parish of Jefferson in Gretna, Louisiana. Gretna is located just south of the Mississippi River across from New Orleans in an area known as the Westbank. Linked to the Central Business District by two bridges, the Westbank supports the majority of commercial and industrial activity. The tourism industry continues its steady growth. Gains, however, are not attributable to gaming, but to the New Orleans Convention Center. The Center is booked past the year 2000 and is considered one of the top five locations for conventions in the country. A smaller 50,000 square foot convention center in Jefferson Parish has become a popular alternative to the heavily booked Center. The gaming industry has proven profitable for its owners, but has not provided the projected job growth. Activity in the oil and gas industry has contributed the largest percentage increase in job creation for Jefferson Parish over the past two years. In general, the New Orleans market, and more specifically Jefferson Parish, is considered stable and has an above average outlook for short term and long term growth.

     Stonebridge Manor Apartments faces a middle class subdivision of single family homes (averaging 1,800 square feet) with an average price of $80,600 and is adjacent to a prestigious country club golf course community (averaging 2,900 square feet) with an average price of $185,000. Housing permits are down, especially in Jefferson Parish where there is a lack of development sites. Multifamily construction levels remained low. The Stonebridge submarket remains stable with no new construction and slow increases in occupancy and rental rates. Based on current conditions, occupancy should remain essentially unchanged and rental rates should continue to grow moderately. Physical occupancy at Stonebridge averaged 97% for 1996 while the submarket was 96% and the direct competition was 97%. The property was also able to exceed the market with rents averaging $540 per month versus $496 for the property's direct competition.

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

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1994, 1995, and 1996. In each year, interest income accounted for the balance of gross revenues from operations.

                                                                           1994                    1995                    1996
                                                                           ----                    ----                    ----
     1.  Versailles Village Apartments
         Forest Park, OH                                                    18%                     20%                     23%

     2.  Promenades Plaza Shopping Center
         Port Charlotte, FL (a)                                             14%                     N/A                     N/A

     3.  Waterford Apartments
         Tulsa, OK                                                          27%                     31%                     35%

     4.  Stonebridge Manor Apartments
         New Orleans, LA                                                    24%                     28%                     32%

     5.  Stewart's Glen Apartments Phase III
         Willowbrook, IL (b)                                                16%                     18%                      7%

     An "N/A" indicates the property was not owned by the Partnership during the year.

     (a) Promenades Plaza was sold on September 22, 1994.
     (b) Stewart's Glen Apartments was sold on April 30, 1996.

ITEM 2.  PROPERTIES

     The Partnership owns directly (subject to existing first mortgage loans and purchase money notes) the properties described in Item 1 herein. The Partnership's residential properties generally have lease terms of one year or less. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1992, 1993, 1994, 1995 and 1996:

                VERSAILLES VILLAGE       PROMENADES            WATERFORD           STONEBRIDGE        STEWART'S GLEN
                    APARTMENTS         PLAZA SHOPPING         APARTMENTS              MANOR           APTS. PHASE III
                  FOREST PARK, OH          CENTER              TULSA, OK           APARTMENTS         WILLOWBROOK, IL
                                     PORT CHARLOTTE, FL                          NEW ORLEANS, LA
                                             (A)
==============  ===================  ===================  ===================  ===================  ===================
     1992
AT 03/31                98%                  97%                  96%                  95%                  94%
AT 06/30                98%                  96%                  92%                  95%                  99%
AT 09/30                93%                  96%                  98%                  98%                  97%
AT 12/31                96%                  95%                  95%                  97%                  95%
     1993
AT 03/31                94%                  85%                  96%                  94%                  99%
AT 06/30                97%                  84%                  95%                  95%                  99%
AT 09/30                94%                  84%                  95%                  96%                  97%
AT 12/31                96%                  82%                  95%                  95%                  98%
     1994
AT 03/31                94%                  82%                  88%                  96%                 100%
AT 06/30                97%                  82%                  93%                  97%                  99%
AT 09/30                99%                  N/A                  94%                  95%                  93%
AT 12/31                96%                  N/A                  83%                  97%                  98%
     1995
AT 03/31                97%                  N/A                  90%                  96%                  96%
AT 06/30                99%                  N/A                  96%                  97%                  89%
AT 09/30                96%                  N/A                  98%                  96%                  98%
AT 12/31                94%                  N/A                  92%                  98%                  97%
     1996
AT 03/31                97%                  N/A                  94%                  97%                  89%
AT 06/30                98%                  N/A                  94%                  97%                  N/A
AT 09/30                96%                  N/A                  93%                  95%                  N/A
AT 12/31                94%                  N/A                  89%                  97%                  N/A
==============  ===================  ===================  ===================  ===================  ===================

An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.

(a)  Promenades Plaza was sold on September 22, 1994.
(b)  Stewart's Glen Apartments was sold on April 30, 1996.

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

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  SECURITY  HOLDER
     MATTERS

     As of December 31, 1996, there were approximately 1,124 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

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

     Subsequent to the sale of the Partnership's Stewart's Glen property in April 1996, the Partnership reduced the balance of its cash reserves to a level deemed sufficient in connection with the Partnership's operations. Accordingly, on December 15, 1996, the Partnership made a cash distribution of $1,565,928 or $63 per Unit to Limited Partners of record as of November 30, 1996. The Partnership made no cash distributions to its Partners in 1995. The Partnership suspended quarterly distributions to Partners as of the fourth quarter of 1988 to enable it to fund operating deficits from certain of its properties. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of Limited Partners that were charged to Limited Partner capital accounts.

     There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. To the extent cash is available from operations each quarter, the Partnership intends to resume regular quarterly distributions beginning in 1997. Distributions, if declared, will be paid forty-five days after the end of each quarter.

ITEM 6.  SELECTED FINANCIAL DATA (A)


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                            DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)


                                               1996                1995               1994                1993              1992
                                               ----                ----               ----                ----              ----
Total income                              $   5,205,570       $   5,818,941       $   6,392,361      $    6,629,216   $   6,649,929
     Net income (loss) (b)                    2,424,325            (210,876)           (706,274)         (5,783,253)       (625,366)
     Net income (loss) per Unit (b)               92.94               (8.40)             (29.12)            (233.39)         (24.91)

Total assets                                 22,844,345          30,739,260          31,005,057          37,830,318      45,600,754
Notes and mortgages payable                  20,807,619          29,347,622          29,487,591          35,334,863      37,221,143

Cash distribution to limited partners         1,565,928                  --                  --                  --              --
Cash distribution per Unit                        63.00                  --                  --                  --              --


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein. Reference is made to the Notes to Financial Statements for a description of payments to the State of Connecticut on behalf of limited partners. These amounts are charged to limited partner capital accounts and have not been included in the above data.

(b) Included in 1996 is a $2,440,258 gain on sale of property ($2,325,815 to limited partners or $93.57 per unit). Included in 1994 is a $24,837 gain on sale of property (100% to the General Partner). Included in 1993 is a $5,000,000 loss due to impairment of assets ($199.15 per Unit) and $76,417 gain on sale of property (100% to the General Partner).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends, and known certainties. The Partnership cautions the reader that actual results could differ materially from those expected by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

     On July 2, 1984, the Partnership commenced an offering of $25,000,000 (subject to an increase up to $50,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on July 1, 1986 and a total of 24,856 Units were issued by the Partnership and assigned to the public at $1,000 per interest. Subsequent to the termination of the offering, no Unit Holder has made any additional capital contribution. The Partnership will not seek additional capital contributions from Unit Holders.

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

     At December 31, 1996, the Partnership had $638,965 in cash and cash equivalents available for working capital requirements, Partnership cash reserves, and distributions. The source of capital for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties and from the sale of such properties.

     The Partnership has entered its liquidating stage, which contemplates the sale of the three remaining investment properties by the end of 1998. During the first quarter of 1996, the Partnership executed a letter of intent for the sale of the Stewart's Glen Apartments to AMLI Residential, L.P. To complete the sale, the Partnership arranged a short-term extension of the property's scheduled mortgage maturity date of April 1, 1996. The Partnership completed the sale on April 30, 1996 for a gross sales price of $7,853,900. After closing costs of $102,306 and payment of the first mortgage of $4,861,583, the Partnership netted approximately $2,890,000. The property had a net book value of approximately $5,311,000, resulting in a book gain of approximately $2,440,000. For tax purposes, the property had a net book value of approximately $5,047,000, resulting in a tax gain of $2,703,671, or $106.05 per Unit.

     On May 15, 1996, the Partnership utilized the net proceeds from the Stewart's Glen sale together with approximately $510,000 from the Partnership's cash reserves to retire the Partnership's $3,400,000 Mellon Bank promissory note.

     As a result of the sale of the Stewart's Glen property and the payment of the Partnership's promissory note, the Partnership evaluated its cash reserve level and decided to reduce cash reserves to a level it deemed sufficient in connection with the Partnership's operations. On December 15, 1996, the Partnership made a cash distribution of $1,565,928 or $63 per Unit to Limited Partners of record as of November 30, 1996. The distribution was comprised of a reduction to the original cash reserve balance and an amount accumulated from adjusted cash from operations. The Partnership expects that to the extent cash is available from operations each quarter, the Partnership will resume regular quarterly distributions in 1997.

     During 1996, the Partnership's properties (three properties owned throughout 1996 and a fourth property sold on April 30, 1996) generated net operating income of $2,913,000 and, in addition, the Partnership level net loss was $67,000 for net operating income of $2,846,000 available for debt service and capital expenditures. For 1996, cash flow from operations of the Partnership netted to $290,000 after debt service of $2,101,000, and capital improvements of $455,000 (including $265,000 spent on roof replacements at Stonebridge.) The majority of the 1996 net cash flow from operations was distributed to Partners in 1996. The remainder was added to the Partnership's cash reserves for future distribution.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate.

     The Partnership's property operational forecasts for 1997 estimate stable but slightly lower net operating income, due to the sale of the Stewart's Glen property. Excluding the Stewart's Glen property results from 1996 net operating income, property level net operating income for 1997 is forecast to increase slightly, approximately 2%. The Partnership plan also anticipates a reduction in capital spending, due to the completion of the Stonebridge Manor roof replacement project, and a reduction to interest expense as a result of the property sale and payoff of the $3.4 million promissory note. Based on the property operational forecasts, the Partnership anticipates that 1997 property net operating income of $2,761,000 will be sufficient to cover planned 1997 capital improvements of $242,000, debt service of $1,770,000 and Partnership level expenses.

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

     On March 31, 1995, the Partnership completed a refinance for the Stonebridge Manor mortgage debt with Hibernia National Bank. The three year loan is open for prepayment without penalty beginning April 1, 1997. The Partnership plans to market Stonebridge Manor for sale in late 1997 in order to repay the mortgage obligation prior to maturity. Although the Partnership does not anticipate a problem selling the property, if the Partnership can not obtain an acceptable price for the property or there is not sufficient investor interest in the purchase of the property, the Partnership will attempt to refinance the mortgage debt prior to maturity. Marketing the property for sale in late 1997 should allow enough time to refinance the debt if a sale does not occur. Based on current projections, cash will be available to distribute to Unit Holders upon the sale of Stonebridge Manor after repayment of the outstanding mortgage obligation.

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

     On March 30, 1994, the Partnership refinanced the Versailles Village mortgage loan with the existing lender. The terms include a principal balance of $4,200,000 for seven years at 8% based on a 25 year amortization schedule. The loan is assumable with approval and payment of a 1% transfer fee. The loan is pre-payable over the term of the loan at the greater of yield maintenance, tied to treasuries, or 1% of the outstanding loan balance. The Partnership expects to sell Versailles Village close to the date of the Waterford sale in late 1998, possibly subject to the assumable financing. Based on the current projections, cash will be available to distribute to Unit Holders from the property sale.

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

RESULTS OF OPERATIONS

RESULTS - 1996 COMPARED WITH 1995

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) was approximately $2,845,000 for 1996, a decrease from approximately $3,348,000 in 1995.

     Net operating income at Stewart's Glen decreased approximately $385,000 in 1996 due to the sale of the property on April 30, 1996.

     Versailles Village net operating income decreased approximately $33,000 in 1996 compared with 1995, primarily due to repairs on a number of HVAC units and a main water line break.

     Net operating income at Stonebridge Manor decreased approximately $10,000 in 1996 from 1995. More carpet replacements, exterior painting and higher payroll costs were partially offset by a slight increase in average occupancy and rental rates.

     An increase in rental rates at Waterford Apartments was partially offset by higher utilities, real estate taxes and nonroutine maintenance. Net operating income increased approximately $31,000 in 1996 over 1995.

     The remaining decrease in the Partnership's 1996 net operating income, as compared with 1995, resulted from a net increase in fees and reimbursements to affiliates, a decrease in legal fees, and a decline in other income. The decrease in management fees to affiliates (due to the Stewart's Glen sale) and the decrease in reimbursable expenses was more than offset by an increase in partnership management fees (paid to an affiliate of the General Partner based on 9% of adjusted cash from operations).

     The sale of Stewart's Glen in April 1996 led to a decrease of approximately $672,000 in rental income for the year ended December 31, 1996, as compared with 1995. Rental income for the remaining properties, Versailles Village, Stonebridge Manor and Waterford, increased $20,000, $55,000 and $59,000, respectively. Overall, an increase in rental rates accounted for the improvement.

     Other income decreased approximately $66,000 for the year ended December 31, 1996, as compared with 1995, of which $22,000 was attributable to Stewart's Glen which was sold in April 1996. The remaining decrease was primarily the result of percentage rent and tenant expense recapture recorded in 1995 relating to Promenades Plaza. At the time of the property sale in 1994, the Partnership set up a receivable for amounts to be received outside the closing. In 1995, the Partnership received a total of $39,433 in excess of the amount recorded as a receivable.

     Property operating expenses increased approximately $123,000 for the year ended December 31, 1996, as compared with 1995, exclusive of an approximate $236,000 decrease related to Stewart's Glen. Versailles Village incurred higher maintenance and repair expense due to service needed on a number of HVAC units and a main water line break. An increase in repairs and maintenance at Stonebridge resulted from an exterior painting completed in conjunction with the roof repair project, an increase in the number of carpet replacements and a pest control contract entered into at the end of 1995. Maintenance and repair increased at Waterford as a result of an increase in the cost of preparing apartments for rent upon a tenant move out, including the additional expense of replacing wallpaper in units and an increase in carpet replacements. The increases at Waterford were partially offset by a decrease in landscaping expenses. Utilities expense was up at Waterford and Versailles due to an increase in usage as well as an increase in rates. At Stonebridge, fewer corporate apartment rentals led to an increase in utilities expense. Real estate taxes increased at Waterford and Stonebridge due to higher assessments, and at Versailles due to an increased mill rate.

     General and administrative expense increased approximately $9,000 for the year ended December 31, 1996, as compared with 1995, after excluding the Stewart's Glen decrease of $64,000. Payroll expenses at Stonebridge increased primarily due to the hiring of new maintenance employees. Advertising costs for Waterford and Stonebridge were lower as a result of improving occupancy, and increased at Versailles in an effort to increase occupancy. In addition, legal fees were lower in 1996 than in 1995.

     The decrease in provision for doubtful accounts for the year ended December 31, 1996, as compared with 1995, exclusive of Stewart's Glen decrease of $11,000, was primarily due to fewer collection problems at Waterford.

      Interest expense decreased for the year ended December 31, 1996, as compared with 1995, as a result of the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996 and the retirement of the Stewart's Glen mortgage note upon the sale of the property in April 1996.

     Depreciation and amortization decreased for the year ended December 31, 1996, as compared with 1995, as a result of the Stewart's Glen sale on April 30, 1996.

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

INFLATION

     With inflation at a low rate during 1996, 1995 and 1994, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)



                                                                INDEX

                                                                                                                             PAGE
Report of Independent Accountants                                                                                              16
Financial Statements:
     Balance Sheets, December 31, 1996 and 1995                                                                                17
     Statements of Operations, For the Years Ended December 31, 1996, 1995 and 1994                                            18
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1996, 1995 and 1994                           19
     Statements of Cash Flows, For the Years Ended December 31, 1996, 1995 and 1994                                            20
     Notes to Financial Statements                                                                                             21

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1996                                                         27


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Partners of
 Connecticut General Realty Investors III
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Realty Investors III Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 14, 1997

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1996 AND 1995

                                                               ASSETS                    1996                      1995
Property and improvements, at cost:
     Land and land improvements                                                   $     4,170,151           $     6,119,148
     Buildings                                                                         25,569,468                30,577,342
     Furniture and fixtures                                                             2,071,051                 2,206,128
                                                                                  ---------------           ---------------
                                                                                       31,810,670                38,902,618
     Less accumulated depreciation                                                     11,431,301                12,770,211
                                                                                  ---------------           ---------------
              Net property and improvements                                            20,379,369                26,132,407

Cash and cash equivalents                                                                 638,965                 2,481,123
Accounts receivable (net of allowance of $6,497 in 1996 and
 $8,671 in 1995)                                                                           11,058                     7,694
Ecrow deposits                                                                            175,298                   281,236
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                   1,131,995                 1,329,140
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    22,844,345           $    30,739,260
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                  $    20,807,619           $    29,347,622
     Accounts payable and accrued expenses (including $5,978
      in 1996 and $10,001 in 1995 due to affiliates)                                      245,094                   361,508
     Accrued interest payable (including $17,000 in 1995
      due to affiliates)                                                                       --                    72,946
     Tenant security deposits                                                             151,867                   169,396
     Unearned income                                                                       29,624                    25,973
                                                                                  ---------------           ---------------
              Total liabilities                                                        21,234,204                29,977,445
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income (loss)                                                      11,518                  (102,765)
         Cumulative cash distributions                                                    (23,426)                  (13,355)
                                                                                  ---------------           ---------------
                                                                                          (10,908)                 (115,120)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units):
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (17,887,925)              (20,197,967)
         Cumulative cash distributions                                                 (2,899,078)               (1,333,150)
                                                                                  ---------------           ---------------
                                                                                        1,621,049                   876,935
                                                                                  ---------------           ---------------
              Total partners' capital                                                   1,610,141                   761,815
                                                                                  ---------------           ---------------
              Total                                                               $    22,844,345           $    30,739,260
                                                                                  ===============           ===============


                             The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Income:
     Rental income                                                   $   4,932,691          $    5,470,498         $     6,057,080
     Other income                                                          123,278                 189,499                 252,860
     Interest income                                                       149,601                 158,944                  82,421
                                                                     -------------          --------------         ---------------
                                                                         5,205,570               5,818,941               6,392,361
                                                                     -------------          --------------         ---------------

Expenses:
     Property operating expenses                                         1,452,587               1,565,854               1,792,651
     General and administrative                                            718,639                 773,405                 824,771
     Fees and reimbursements to affiliates                                 181,933                 108,330                  93,147
     Provision for doubtful accounts                                         6,633                  23,304                  50,347
     Interest expense (includes $25,500 for 1996,
      $68,000 for 1995 and $66,313 for 1994 to affiliates)               1,749,224               2,227,301               2,833,940
     Depreciation and amortization                                       1,112,487               1,331,623               1,528,616
                                                                     -------------          --------------         ---------------
                                                                         5,221,503               6,029,817               7,123,472
                                                                     -------------          --------------         ---------------

         Loss from operations                                              (15,933)               (210,876)               (731,111)

Gain on sale of property                                                 2,440,258                      --                  24,837
                                                                     -------------          --------------         ---------------

         Net income (loss)                                           $   2,424,325          $     (210,876)        $      (706,274)
                                                                     =============          ==============         ===============

Net income (loss):
     General Partner                                                 $     114,283          $       (2,108)        $        17,526
     Limited partners                                                    2,310,042                (208,768)               (723,800)
                                                                     -------------          --------------         ---------------
                                                                     $   2,424,325          $     (210,876)        $      (706,274)
                                                                     =============          ==============         ===============


Net income (loss) per Unit                                           $       92.94          $        (8.40)        $        (29.12)
                                                                     =============          ==============         ===============

Cash distributions per Unit                                          $       63.00          $           --         $            --
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

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                          General                 Limited
                                                                          Partner                Partners                   Total

Balance (deficit) at December 31, 1993                                $   (130,538)          $   1,820,165           $   1,689,627

Distributions                                                                   --                  (3,672)                 (3,672)

Net income (loss)                                                           17,526                (723,800)               (706,274)
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1994                                    (113,012)              1,092,693                 979,681

Distributions                                                                   --                  (6,990)                 (6,990)

Net loss                                                                    (2,108)               (208,768)               (210,876)
                                                                      -------------          --------------          --------------

Balance (deficit) at December 31, 1995                                    (115,120)                876,935                 761,815

Distributions                                                              (10,071)             (1,565,928)             (1,575,999)

Net income                                                                 114,283               2,310,042               2,424,325
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1996                                $    (10,908)          $   1,621,049           $   1,610,141
                                                                      ============           =============           =============




















                             The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996                    1995                     1994
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income (loss)                                               $     2,424,325      $       (210,876)        $      (706,274)
     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Gain on sale of property                                         (2,440,258)                   --                 (24,837)
         Depreciation and amortization                                     1,112,487             1,331,623               1,528,616
         Provision for doubtful accounts                                       6,633                23,304                  50,347
         Accounts receivable                                                  (9,997)               56,266                  68,687
         Escrow deposits                                                     105,938              (109,971)               (105,835)
         Accounts payable                                                   (128,116)               48,897                (170,032)
         Accrued interest payable                                            (72,946)                   --                 (65,577)
         Other, net                                                          (13,878)              141,168                (182,709)
                                                                     ---------------      ----------------         ---------------
              Net cash provided by operating activities                      984,188             1,280,411                 392,386
                                                                     ---------------      ----------------         ---------------

Cash flows from investing activities:
     Proceeds from sale of property                                        7,853,900                    --               6,572,000
     Payment of closing costs related to sale of property                   (102,306)                   --                (307,206)
     Purchases of property and improvements                                 (454,948)             (213,345)               (198,797)
     Payment of leasing commissions                                               --                    --                 (72,502)
                                                                     ---------------      ----------------         ---------------
              Net cash provided by (used in)
               investing activities                                        7,296,646              (213,345)              5,993,495
                                                                     ---------------      ----------------         ---------------

Cash flows from financing activities:
     Distribution to limited partners                                     (1,572,918)               (3,672)                 (1,683)
     Distribution to General Partner                                         (10,071)                   --                      --
     Repayment of notes and mortgage loans                                (8,540,003)           (5,439,969)            (10,047,272)
     Proceeds from notes and mortgage loans                                       --             5,300,000               4,200,000
     Payment of financing costs                                                   --              (105,010)                (24,251)
                                                                     ---------------      ----------------         ---------------
               Net cash used in financing activities                     (10,122,992)             (248,651)             (5,873,206)
                                                                     ---------------      ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                      (1,842,158)              818,415                 512,675
Cash and cash equivalents, beginning of year                               2,481,123             1,662,708               1,150,033
                                                                     ---------------      ----------------         ---------------
Cash and cash equivalents, end of year                               $       638,965      $      2,481,123         $     1,662,708
                                                                     ===============      ================         ===============

Supplemental disclosure of cash information:
     Interest paid during period                                     $     1,822,170      $      2,227,301         $     2,899,517
                                                                     ===============      ================         ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                  $        64,633      $         45,941         $         6,650
                                                                     ===============      ================         ===============




                             The Notes to Financial  Statements  are an integral part of these statements.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     Connecticut General Realty Investors III Limited Partnership (the "Partnership"), a Connecticut limited partnership, was organized in April 1984 to own and operate residential and commercial real estate. The general partner of the Partnership is CIGNA Realty Resources, Inc. - Fifth (the "General Partner").

     In December 1993, the Partnership refinanced the mortgages encumbering its Oklahoma property. In conformity with the loan requirements, the property was segregated from the Partnership's remaining investment properties. The Partnership contributed the real property and improvements subject to mortgage debt and net working capital to the Waterford Partnership, a Connecticut general partnership, in exchange for a 99.9% general partnership interest, and the General Partner contributed $1 in exchange for a 0.1% general partnership interest. The General Partner's interest is held in trust for the benefit of Tulsa Corporation, the stock of which is 100% owned by the Partnership.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

B) RECENT ACCOUNTING PRONOUNCEMENT: In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (the "Statement"). The Statement requires a writedown to fair value when long-lived assets to be held and used are impaired. Long-lived assets to be disposed of, including real estate held for sale, must be carried at the lower of cost or fair value less costs to sell. Depreciation of assets to be disposed of is prohibited. The adoption of this Statement had no impact on the Partnership's results of operations, liquidity and financial condition.

C) FINANCIAL INSTRUMENTS: Except for Notes and Mortgages Payable, financial instruments subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value. For Notes and Mortgages Payable, the estimate of fair value was based on the quoted market prices for similar issues or by discounted cash flow analyses which utilize current interest rates for similar financial instruments with comparable terms and credit quality.

D) PROPERTY AND IMPROVEMENTS: Property and improvements are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation of property and improvements is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years).

E) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

F)   ESCROW DEPOSITS AND ESCROWED DEBT SERVICE FUNDS: Escrow deposits consist of
     funds  held  to  pay  property  taxes  and   insurance   required  by  the
     Partnership's   mortgage   lenders,   maintenance   escrows   required  by
     Stonebridge Manor's and Waterford's mortgage lenders, and a Stonebridge Manor utility deposit. Escrowed debt service funds relate to Waterford and include debt service reserves and a cash collateral reserve.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


G) DEFERRED CHARGES: Deferred charges consist of a surety fee, relating to the financing of the Waterford Apartments, which is amortized over the ten year period of the surety, and financing costs for each of the Partnership's properties, which are amortized over the lives of the respective loans.

H) PARTNERS' CAPITAL: Offering costs, comprised of sales commissions and other issuance expenses, have been charged to the partners' capital accounts as incurred.

I) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.


3.   FEDERAL INCOME TAX REPORTING

The principal differences between generally accepted accounting principles and tax reporting is the classification of offering costs (sales commissions and other issuance expenses) and the method of depreciation. The net effects of the differences as of December 31, 1996, 1995 and 1994, are summarized as follows:

                                           1996                                 1995                              1994
                              -----------------------------       ----------------------------       -----------------------------
                                Financial            Tax            Financial           Tax            Financial            Tax
                                Reporting         Reporting         Reporting        Reporting         Reporting         Reporting
Total assets                   $ 22,844,345     $ 17,279,595      $ 30,739,260      $ 25,385,321     $ 31,005,057      $ 26,055,282
Partners' capital
   (deficit):
     General Partner                (10,908)        (126,311)         (115,120)         (179,085)        (113,012)         (172,937)
     Limited partners             1,621,049       (3,799,106)          876,935        (4,387,493)       1,092,693        (3,771,899)

Net income (loss) (a):
     General Partner                114,283           62,844            (2,108)           (6,147)          17,526           (58,056)
     Limited partners             2,310,042        2,154,319          (208,768)         (608,609)        (723,800)       (5,747,501)

Net income (loss) per Unit (a)        92.94            86.67             (8.40)           (24.48)          (29.12)          (231.23)


(a) Included in 1996 is a gain on sale of property of $2,440,258 ($2,325,815 or $93.57 per Unit to limited partners) for financial reporting purposes and a gain of $2,703,671 ($2,635,963 or $106.05 per Unit to limited partners) for tax reporting. Included in 1994 is a $24,837 gain on sale of property (100% to the General Partner) for financial reporting and a loss on sale of $4,503,525 ($179.37 per Unit) for tax reporting.

4.   INVESTMENT PROPERTIES

     The Partnership purchased four apartment complexes located in Ohio, Oklahoma, Louisiana and Illinois and one shopping center located in Florida. At December 31, 1996, the Partnership held for the production of income three residential properties which were operating with leases in effect generally for a term of one year or less. At January 1, 1996, the Partnership was holding the Illinois property, Stewart's Glen Apartments Phase III, for sale. On April 30, 1996, the Partnership completed the sale of Stewart's Glen Apartments. Each investment property is pledged as security for its respective non-recourse long-term debt.

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

     The Promenades Plaza Shopping Center had leases which provided for additional rents based upon a percentage of tenant sales over a specified amount. Amounts earned by the Partnership for such rents in 1995 and 1994 were $39,433 and $71,669, respectively. Certain of these leases also contained escalation and expense recapture clauses, which provided that tenants pay their pro rata share of any increases in common area maintenance, taxes and operating expenses over base period amounts. The Partnership earned $113,031 in 1994 as a result of such provisions.

5.   DEFERRED CHARGES

     Deferred charges at December 31, 1996 and 1995 consist of the following:

                                              1996                   1995
                                              ----                   ----

     Surety fee - Waterford financing    $     963,910          $     963,910
     Financing costs                           765,532                845,127
                                         -------------          -------------
                                             1,729,442              1,809,037
     Accumulated amortization                 (597,447)              (479,897)
                                         -------------          -------------
                                         $   1,131,995          $   1,329,140
                                         =============          =============

6.   NOTES AND MORTGAGES PAYABLE

     Except as noted, the Partnership's debt is non-recourse to the Partnership and is secured by the investment properties. Notes and mortgages payable at December 31, 1996 and 1995 consist of the following:

                                                                                                   December 31
                                                                                                   -----------
                                                                                        1996                       1995
                                                                                        ----                       ----
8% mortgage note for Versailles  Village  Apartments.  Principal and interest of
$32,416  payable  monthly from May 1, 1994 until April 1, 2001, when the balance
of $3,704,876 will be due.                                                       $   4,037,591               $   4,100,806



Waterford  Apartments  promissory note financed with  industrial  revenue bonds.
Non-taxable Series 1993A Bonds; 5.35%; interest only payments of $50,624 12/1/93 to 12/1/2018 due monthly;  10% of principal  required in cash collateral account by  12/1/2003;  cash  collateral  set up at closing  with  $100,000;  additional
contributions to collateral account begin 12/1/98; bond maturity, 12/1/2018.        11,355,000                  11,355,000






                                                                 23

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                                   December 31
                                                                                                   -----------
                                                                                          1996                    1995
                                                                                          ----                    ----
Waterford  Apartments  promissory note financed with  industrial  revenue bonds.
Taxable Series 1993B Bonds; 5.75%;  interest only payments of $1,917 due monthly
12/1/93 to 12/1/95,  principal  and  interest of $12,750 due monthly  12/1/95 to
6/1/96, $11,605 6/1/96 to 12/1/96,  $12,984 12/1/96 to 6/1/97, $11,816 6/1/97 to
12/1/97,  $12,338 12/1/97 to 6/1/98,  $12,002 6/1/98 to 12/1/98; fully amortized
by 12/1/98.                                                                            263,333                     389,167


10.15% note for Stonebridge Manor Apartments.  Principal and interest of $52,172 payable  monthly  from May 1, 1995  until  March 1,  1998.  The  balance  of all outstanding  principal  and unpaid  interest will be due at maturity on April 1,
1998.                                                                                5,151,695                   5,241,066


8.55% mortgage note for Stewart's Glen  Apartments  Phase III.  Interest only at
9.94% payable monthly until February 1, 1991.  Principal and interest of $47,306 payable  monthly from March 1, 1991,  until November 1, 1994,  when the note was modified  to 8.55%  interest  only  payments  of $34,639  payable  monthly  from
December 1, 1994 until April 1, 1996,  the extended  maturity date. The note was extended to May 1, 1996 in order for the  Partnership  to complete a sale of the
property. The property was sold on April 30, 1996 and the note was retired.                 --                   4,861,583


Partnership  recourse  promissory  note dated  March 25,  1994 and due March 25,
1997.  Interest only payments at 6.6% for the first two years with no prepayment provision.  The interest only payments for the third year was at a floating rate equal to Mellon Bank's prime rate. The note could be prepaid in full at any time during the third year.  The note,  which was  guaranteed  by an affiliate of the
General Partner, was paid in full on May 15, 1996.                                          --                   3,400,000
                                                                                  -------------------       -----------------
Total notes and mortgages payable                                                $  20,807,619               $  29,347,622
                                                                                  ===================       =================

     The Waterford Apartments mortgage debt consists of two promissory notes financed with $11,755,000 in industrial bonds issued from the Tulsa County Home
Finance Authority and credit enhanced by AXA Reassurance, SA. The AXA insurance policy expires on December 1, 2004, however, the Partnership is required to obtain a new credit enhancer by December 1, 2003. The bonds can be prepaid in 2001 at 102% and at par in 2002 and thereafter.







                                                                 24

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Five year maturities of long-term debt are summarized as follows:

                           1997                    $       304,179
                           1998                          5,253,456
                           1999                             80,299
                           2000                             86,963
                           2001                          3,727,722
                           Thereafter                   11,355,000

     The fair value of notes and mortgages payable was approximately $21,200,000 at December 31, 1996 and $29,900,000 at December 31, 1995. The estimate of fair value was based on the quoted market prices for similar issues or by discounted cash flow analysis which utilize current interest rates for similar financial instruments with comparable terms and credit quality.

8.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1996, 1995 and 1994 are as follows:
                                       1996            1995              1994
                                       ----            ----              ----

     Property management fees(a)   $    38,756     $    44,461      $    45,631
     Partnership management fees        99,601              --               --
     Printing                            5,768          10,823            6,150
     Reimbursement (at cost) for
      out-of-pocket expenses            37,808          53,046           41,366
                                   -----------     -----------      -----------
                                   $   181,933     $   108,330      $    93,147
                                   ===========     ===========      ===========

(a) Does not include property management fees earned by independent property management companies of $213,881, $235,974 and $290,347 for 1996, 1995 and
     1994, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

     In addition, the Partnership's recourse promissory note was guaranteed by an affiliate of the General Partner for an annual fee of 2% of the outstanding balance. The note was paid in full on May 15, 1996.

9.   PARTNERS' CAPITAL

     During 1991, the State of Connecticut enacted income tax legislation, a part of which affects partnerships. The portfolio income allocations made by the Partnership to the limited partners are considered Connecticut based income and subject to Connecticut tax. The Partnership had elected to pay the tax due on the limited partners' share of portfolio income in 1995 and, therefore, paid tax due of $6,990 directly to the State of Connecticut in April 1996 for the 1995 Form CT-G Connecticut Group Income Tax Return. This amount was treated as a reduction of partners' capital and reported as a distribution in 1995.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


10.      SALE OF PROPERTY

     On April 30, 1996, the Partnership completed the sale of Stewart's Glen III to AMLI Residential Properties, L.P. for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage loan obligation, the Partnership netted $2,890,011. The property had a carrying value of $5,311,336 for financial reporting and $5,047,923 for tax reporting. After deducting closing costs of $102,306, the Partnership recorded a gain of $2,440,258 for financial reporting and $2,703,671 for tax reporting. The Partnership utilized the net proceeds from the sale and the Partnership's cash and cash equivalents to retire the Partnership's $3,400,000 promissory note on May 15, 1996.

11.   PARTNERSHIP AGREEMENT

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

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1996


                                                                                                              Costs
                                                                                                           Capitalized
                                                     Initial Cost to Partnership (B)(C)                     Subsequent
                                                                                                          to Acquisition

Description of Apartment                                                                                  Land, Building
  Complexes by Property                         Land and Land                        Furniture and       Improvements and
        Location            Encumbrances (A)     Improvements        Buildings          Fixtures       Furniture & Fixtures
Versailles Village Apts.        $ 4,100,806         $ 562,000       $ 4,857,554         $ 406,800            $ 872,831
Forest Park, OH

Waterford Apts.                  11,744,167         2,085,826        11,343,875           492,765              171,342
Tulsa, OK

Stonebridge Manor Apts.           5,241,066         1,145,579         8,639,666           624,600              607,832
New Orleans, LA
-----------------------------------------------------------------------------------------------------------------------------
Totals                          $21,086,039        $3,793,405       $24,841,095        $1,524,165           $1,652,005
=============================================================================================================================



                                           Gross Amount at Which Carried at Close of Period (D)(E)


Description of Apartment
  Complexes by Property          Land and Land
        Location                  Improvements              Buildings       Furniture and Fixtures          Total
Versailles Village Apts.              $ 772,176            $ 5,151,041            $  775,968              $ 6,699,185
Forest Park, OH

Waterford Apts.                       2,139,072             11,404,163               550,573               14,093,808
Tulsa, OK

Stonebridge Manor Apts.               1,258,903              9,014,264               744,510               11,017,677
New Orleans, LA
------------------------------------------------------------------------------------------------------------------------
Total                                $4,170,151            $25,569,468            $2,071,051              $31,810,670
========================================================================================================================





                                                                 27

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                          DECEMBER 31, 1996



                                                                                                Life on Which
     Description of                                                                          Depreciation in Latest
        Apartment                                                                                Statement of
      Complexes by            Accumulated              Date of                                  Operations is
    Property Location       Depreciation (F)         Construction         Date Acquired            Computed
Versailles Village Apts.             $2,736,552          1970                02/06/85             5-30 years
Forest Park, OH

Waterford Apts.                       4,760,295          1984                10/31/85             5-30 years
Tulsa, OK

Stonebridge Manor Apts.               3,934,454          1985                11/26/85             5-30 years
New Orleans, LA
--------------------------------------------------------------------------------------------------------------------
Totals                              $11,431,301
====================================================================================================================


(A)   Encumbrances, which are secured by the Partnership's properties are net of discounts and include accrued  interest  payable at maturity (See Notes to
      Financial Statements).
(B)   The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses, net of discounts on related debt.
(C)   The  Partnership  recorded  $774,493 and  $1,172,310  under the  guarantee agreements  from the  sellers  of  Waterford  and  Stonebridge  Manor, respectively, which were treated as a reduction of initial cost.
(D)   The aggregate cost of real estate owned at December 31, 1996 for federal income tax purposes is $32,125,874.

(E)   Reconciliation of real estate owned:



         Description                       1996                   1995                  1994
Balance at beginning of period          $38,902,618            $38,649,982           $47,529,957

Additions during period                     488,210                252,636               205,447

Reductions during period (G)             (7,580,158)                    --            (9,085,422)
-------------------------------------------------------------------------------------------------
Balance at end of period                $31,810,670            $38,902,618           $38,649,982
=================================================================================================

(F) Reconciliation of accumulated depreciation:


         Description                       1996                   1995                  1994
Balance at beginning of period          $12,770,211            $11,629,808           $13,252,478

Additions during period                     915,342              1,140,403             1,328,700

Reductions during period (G)             (2,254,252)                    --            (2,951,370)
-------------------------------------------------------------------------------------------------
Balance at end of period                $11,431,301            $12,770,211           $11,629,808
=================================================================================================

(G) Includes sale of Stewart's Glen Apartments  Phase III in 1996 and Promenades
Plaza in 1994.


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

      The directors and executive officers of the General Partner as of February
14, 1997 are as follows:
     Name                                        Office                                          Served Since
     ----                                        ------
     R. Bruce Albro                              Director                                        May 2, 1988

     David Scheinerman                           Director                                        July 25, 1995

     Philip J. Ward                              Director                                        May 2, 1988

     John D. Carey                               President                                       September 7, 1993

     Verne E. Blodgett                           Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                         Vice President, Assistant Secretary             September 7, 1993

     David C. Kopp                               Secretary                                       September 29, 1989

     Kenneth Garrett                             Treasurer                                       April 26, 1996

     Josephine C. Donofrio                       Controller                                      September 23, 1996

     There is no family relationship among any of the foregoing directors or officers. There are no arrangements or understandings between or among said officers or directors and any other person pursuant to which any officer or director was selected as such.

     The foregoing directors and officers are also officers and/or directors of various affiliated companies of CIGNA Realty Resources, Inc. - Fifth, including CIGNA Financial Partners, Inc. (the parent of CIGNA Realty Resources, Inc. - Fifth), CIGNA Investments, Inc., CIGNA Corporation (the parent of CIGNA
Investments, Inc.), and Connecticut General Corporation (the parent of CIGNA Financial Partners, Inc.).

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 54, a Senior Managing Director of CIM, joined Connecticut General's Investment Operations in 1971 as an Equities Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CII. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual
Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst. He is a Chartered Financial Analyst.

                          DAVID SCHEINERMAN - DIRECTOR

     Mr. Scheinerman, age 36, was appointed Chief Financial Officer of CIGNA Individual Insurance, a division with more than $94 billion of life insurance in force, in July of 1995. Mr. Scheinerman has served in various actuarial and business management capacities with CIGNA. In 1991 he was appointed Vice President and Pricing Actuary for CIGNA HealthCare. He has more than 13 years of financial management experience and has served as Chief Financial Officer of Crusader Insurance PLC, a CIGNA subsidiary life company in the United Kingdom. Mr. Scheinerman holds a BA in Mathematics from Rice University and an MBA from the University of Pennsylvania Wharton School of Business. He is a fellow of the Society of Actuaries and a member of the American Academy of Actuaries.

                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 48, is Senior Managing Director and Division Head of CIGNA Investment Management (CIM), in charge of the Real Estate Investment Division of CIM. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining the company he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA Corporation and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and the International Council of Shopping Centers. He is a member of the Board of Directors of Simon DeBartolo Corporation and Wyndham Hotel Corporation.

                            JOHN D. CAREY - PRESIDENT

     Mr. Carey, age 33, is the President of the General Partner and CIGNA Financial Partners, Inc. (CFP) and manages the Tax Advantaged Investment unit of CIGNA Investment Management-Real Estate. Mr. Carey was elected President in 1993, and from 1990 to 1996, he served as the Controller of the General Partner and CFP, primarily responsible for accounting and financial reporting. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 59, is an Assistant General Counsel of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and has held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.

            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 55, is Managing Director and department head responsible for Acquisitions. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director - Real Estate Operations, Portfolio Management, Vice President - Real Estate Production and Managing Director - Asset
Management.  He  received  a  Bachelor  of Science  degree  from the U.S.  Naval
Academy.

                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 51, is Secretary of CII, Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. In August of 1995, he also assumed responsibility as chief compliance officer for CIGNA HealthCare, a division of CIGNA Corporation. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is past President of the Hartford Chapter, American Society of Corporate Secretaries.

                         KENNETH R. GARRETT - TREASURER

     Kenneth R. Garrett, age 40, is Assistant Vice President, Bank Reconciliation and Services of CIGNA Corporation. In this capacity he manages a staff responsible for reconciling approximately 500 CIGNA Corporation and subsidiaries bank accounts, establishing and enforcing signature authority limits on checks and drafts, working and negotiating with banks for paper based disbursement services and providing check and draft services to CIGNA's operating divisions. Kenneth joined the Insurance Company of North America (INA) in 1988. He has held a number of positions in insurance, finance and strategy with INA and later with the merged CIGNA Corporation before assuming his current responsibilities. He received a B.A. degree for Delaware State University and an M.B.A. in finance from Atlanta University.

                       JOSEPHINE C. DONOFRIO - CONTROLLER

     Ms. Donofrio, age 29, was elected Controller of Tax Advantaged Investments in 1996. In 1993, Ms. Donofrio joined CIGNA Investment Management - Real Estate as a member of the Tax Advantaged Investment Unit. Prior to joining CIGNA Investment Management, Ms. Donofrio was a senior accountant at Kostin, Ruffkess & Company, LLC. Her experiences include financial and tax reporting for public and private real estate limited partnership syndications. Ms. Donofrio is a graduate of the University of Connecticut with a Bachelor of Science Degree. She is a Certified Public Accountant and a member of the Connecticut Society of Certified Public Accountants.

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

     As of February 14, 1997, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                        Units          Shares
                                    Beneficially    Beneficially      Percent
     Name                             Owned(a)        Owned(b)       of Class
     ----                             --------        --------       --------
     R. Bruce Albro (c)                    0             9,192            *
     David Scheinerman (d)                 0             2,153            *
     Philip J. Ward (e)                    0            12,683            *

     All directors and officers
     Group (9) (f)                         0            29,896            *


     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 6,056 shares and 1,318 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 345 shares and 1,599 shares which are restricted as to disposition.
(e) Shares beneficially owned includes options to acquire 4,630 shares and 1,645 shares which are restricted as to disposition.
(f) Shares beneficially owned by directors and officers include 12,066 shares of CIGNA common stock which may be acquired upon exercise of stock options and 8,606 shares which are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. In 1996, the General Partner was entitled to receive distributable cash from operations of $10,071. The General Partner was allocated a share of Partnership income in 1996 of $114,283 which includes gain from the sale of Stewart's Glen Apartments of $114,443. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     CII provided asset management services to the Partnership during 1996 at fees calculated at 5% of gross revenues from the Versailles Village Apartments, Waterford Apartments, Stonebridge Manor Apartments and Stewart's Glen Apartments less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1996, such affiliate earned asset management fees amounting to $38,756 for such services, of which $5,930 was unpaid as of December 31, 1996. Non-affiliated third party independent property managers contracted by CII earned $213,881 of management fees, of which $5,513 was unpaid as of December 31, 1996.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. The partnership management fee shall be paid when adjusted cash from operations is distributed to Limited Partners. In 1996, CFP was paid partnership management fees amounting to $99,601 for such services.

     The Partnership recourse promissory note, which was paid in full on May 15, 1996, carried a corporate guarantee by CIGNA Corporation. The Partnership incurred a guarantee fee of $25,500 for 1996.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1996, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $43,576, of which $48 was unpaid as of December 31, 1996.


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

              (z) Agreement of Purchase and Sale for Stewart's Glen I, II and III dated April 30, 1996 between CIGNA/Willowbrook Associates Limited Partnership, CIGNA/Willowbrook II Associates Limited Partnership, Connecticut General Realty Investors III Limited Partnership and AMLI Residential, L.P.

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

                                 CONNECTICUT GENERAL REALTY INVESTORS III
                                 LIMITED PARTNERSHIP

                                 By: CIGNA Realty Resources, Inc. - Fifth, General Partner



Date:  March 14, 1997            By:      /s/   John D. Carey
                                          -------------------
                                          John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.



     /s/   R. Bruce Albro                                 Date:   March 14, 1997
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   David Scheinerman                              Date:   March 14, 1997
     ------------------------------------------
     David Scheinerman, Director



     /s/   Philip J. Ward                                 Date:   March 14, 1997
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John D. Carey                                  Date:   March 14, 1997
     ------------------------------------------
     John D. Carey, President
     (Principal Executive Officer)



     /s/   Kenneth Garrett                                Date:   March 14, 1997
     ------------------------------------------
     Kenneth Garrett, Treasurer
     (Principal Financial Officer)



     /s/   Josephine Donofrio                             Date:   March 14, 1997
     ------------------------------------------
     Josephine Donofrio, Controller
     (Principal Accounting Officer)