Form 10-Q
period 1997-03-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-05-13
CIK 745471

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                         MARCH 31,                 DECEMBER 31,
                                                                                           1997                        1996
                                                               ASSETS                   (UNAUDITED)                  (AUDITED)
Property and improvements, at cost:
     Land and land improvements                                                      $    4,212,046               $    4,170,151
     Buildings                                                                           25,588,509                   25,569,468
     Furniture and fixtures                                                               2,089,623                    2,071,051
                                                                                     --------------               --------------
                                                                                         31,890,178                   31,810,670
     Less accumulated depreciation                                                       11,662,706                   11,431,301
                                                                                     --------------               --------------
              Net property and improvements                                              20,227,472                   20,379,369

Cash and cash equivalents                                                                   804,444                      638,965
Accounts receivable (net of allowance of $8,697
   in 1997 and $6,497 in 1996)                                                                3,688                       11,058
Escrow deposits                                                                             146,368                      175,298
Prepaid insurance                                                                            44,627                           --
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                     1,082,709                    1,131,995
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   22,816,968               $   22,844,345
                                                                                     ==============               ==============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                     $   20,737,314               $   20,807,619
     Accounts payable and accrued expenses (including $31,485
       in 1997 and $5,978 in 1996 due to affiliates)                                        202,423                      245,094
     Tenant security deposits                                                               147,717                      151,867
     Accrued interest payable                                                                44,877                           --
     Unearned income                                                                         21,105                       29,624
                                                                                     --------------               --------------
              Total liabilities                                                          21,153,436                   21,234,204
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               12,052                       11,518
         Cumulative cash distributions                                                      (23,426)                     (23,426)
                                                                                     --------------               --------------
                                                                                            (10,374)                     (10,908)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (17,835,068)                 (17,887,925)
         Cumulative cash distributions                                                   (2,899,078)                  (2,899,078)
                                                                                     --------------               --------------
                                                                                          1,673,906                    1,621,049
                                                                                     --------------               --------------
              Total partners' capital                                                     1,663,532                    1,610,141
                                                                                     --------------               --------------
              Total                                                                  $   22,816,968               $   22,844,345
                                                                                     ==============               ==============


                             The Notes to Financial  Statements  are an integral part of these statements.

                                                                 2

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)


                                                                                               1997                    1996
                                                                                               ----                    ----
Income:
     Rental income                                                                        $    1,170,579           $   1,388,554
     Other income                                                                                 27,252                  41,992
     Interest income                                                                              15,856                  40,069
                                                                                          --------------           -------------
                                                                                               1,213,687               1,470,615
                                                                                          --------------           -------------

Expenses:
     Property operating expenses                                                                 308,737                 368,428
     General and administrative                                                                  164,450                 182,900
     Fees and reimbursements to affiliates                                                        39,427                  24,300
     Interest expense (includes $17,000 in 1996 to affiliates)                                   366,991                 550,707
     Depreciation and amortization                                                               280,691                 276,582
                                                                                          --------------           -------------
                                                                                               1,160,296               1,402,917
                                                                                          --------------           -------------

              Net income                                                                  $       53,391           $      67,698
                                                                                          ==============           =============

Net income:
     General Partner                                                                      $          534           $         677
     Limited partners                                                                             52,857                  67,021
                                                                                          --------------           -------------
                                                                                          $       53,391           $      67,698
                                                                                          ==============           =============

Net income per Unit                                                                       $         2.13           $        2.70
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

                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (Unaudited)

                                                                                         1997                      1996
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $        53,391           $        67,698
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                    280,691                   276,582
         Accounts receivable                                                                7,370                    (1,319)
         Accounts payable and accrued expenses                                             17,530                    17,475
         Accrued interest payable                                                          44,877                        --
         Escrow deposits                                                                   28,930                    72,038
         Other, net                                                                       (57,296)                  (16,456)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   375,493                   416,018
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (139,709)                  (62,744)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Repayment of notes and mortgage loans                                                (70,305)                  (70,044)
                                                                                  ---------------           ---------------

Net increase in cash and cash equivalents                                                 165,479                   283,230
Cash and cash equivalents, beginning of year                                              638,965                 2,481,123
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       804,444           $     2,764,353
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       322,114           $       550,707
                                                                                  ===============           ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                               $         4,432           $        51,029
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

                                                                 4

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


     Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. It is the opinion of management that the financial statements presented reflect all the adjustments necessary for a fair presentation of the financial condition and results of operations. All such adjustments are of a normal recurring nature. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

B) CASH AND CASH EQUIVALENTS: Short term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                                       March 31,               December 31,
                                                                                         1997                      1996
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         765,532                   765,532
                                                                                  ---------------           ---------------
                                                                                        1,729,442                 1,729,442
     Accumulated amortization                                                            (646,733)                 (597,447)
                                                                                  ---------------           ----------------
                                                                                  $     1,082,709           $     1,131,995
                                                                                  ===============           ===============

3.   TRANSACTIONS WITH AFFILIATES

     The Partnership's promissory note payable was guaranteed by an affiliate of the General Partner for an annual fee of 2% on the outstanding balance until the note was retired on May 15, 1996.

     Other fees and expenses related to the General Partner or its affiliates are as follows:

                                       Three Months Ended             Unpaid at
                                           March 31,                  March 31,
                                     1997             1996              1997
                                     ----             ----              ----

Property management fees (a)      $     8,943     $    11,405      $     6,041
Partnership management fees            16,000              --           16,000
Reimbursement (at cost) for
 out-of-pocket expenses                14,484          12,895            9,444
                                  -----------     -----------      -----------
                                  $    39,427     $    24,300      $    31,485
                                  ===========     ===========      ===========

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




(a) Does not include on-site property management fees earned by independent property management companies of $50,494 and $60,236 for the three months ended March 31, 1997 and 1996, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   SUBSEQUENT EVENT

     On May 15, 1997, the Partnership paid a distribution of $160,321 to the limited partners and $1,618 to the General Partner.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At  March  31,  1997,  the  Partnership  had  $804,444  in  cash  and  cash
equivalents  which  was  available  for  working  capital   requirements,   cash
distributions, and the Partnership's cash reserves.

     For the quarter ended March 31, 1997, the Partnership generated $178,000 of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. For the Partnership's three remaining properties, results were materially unchanged when compared to the first quarter of the prior year and the plan set at the beginning of the year. As planned, beginning with the first quarter 1997, the Partnership has resumed cash distributions. Cash will be distributed to partners each quarter to the extent available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures. The Partnership's first quarter 1997 cash distribution of $160,321 or $6.45 per Unit is payable on May 15, 1997, and represents the first quarter's adjusted cash from operations.

     The Stonebridge mortgage loan is scheduled to mature on April 1, 1998. The Partnership plans to begin the marketing process in the second quarter to allow enough time to sell the property. New Orleans has a limited supply of quality projects and, because there have been very few sales of quality apartment properties in the recent past, New Orleans has not attracted investor interest. If the marketing of the property does not result in an acceptable offer, the Partnership will pursue a refinancing of the mortgage debt. If the Partnership is successful in selling the property, the net proceeds from the sale may be available to distribute to partners later this year.

RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts for the three months ended March 31, 1997, as compared with the same period in 1996, are the result of the sale of Stewart's Glen Apartments in April 1996. Interest income decreased due to a lower average cash balance. The reduction in the Partnership's cash balance was the result of a cash distribution to partners in December 1996. Fees and reimbursements to affiliates increased as a result of the partnership management fees. Management fees were earned on the first quarter 1997 cash distribution, payable on May 15, 1997. The Partnership did not distribute cash from operations for the first quarter of 1996. Interest expense decreased due to the retirement of the Stewart's Glen mortgage note upon sale of the property in April 1996, and the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1996                                      1997
                                            ----------------------------------------------               -------
                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%          98%          96%          94%                   94%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          94%          93%          89%                   94%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                   97%          97%          95%          97%                   97%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois (a)                89%          N/A          N/A          N/A                   N/A

An N/A indicates  that the property was not owned by the  partnership at the end of the quarter.

     (a) Stewart's Glen III was sold April 30, 1996.

PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONNECTICUT GENERAL REALTY INVESTORS III
                                 LIMITED PARTNERSHIP


                                 By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: May 12, 1997               By:      /s/ John D. Carey
      -------------                       -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: May 12, 1997               By:      /s/ Josephine C. Donofrio
      ------------                        -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)