Form 10-Q
period 1997-06-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-08-14
CIK 745471

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                         JUNE 30,                  DECEMBER 31,
                                                                                           1997                        1996
                                                               ASSETS                   (UNAUDITED)                  (AUDITED)
Property and improvements, at cost:
     Land and land improvements                                                      $    4,219,576               $    4,170,151
     Buildings                                                                           25,600,709                   25,569,468
     Furniture and fixtures                                                               2,109,748                    2,071,051
                                                                                     --------------               --------------
                                                                                         31,930,033                   31,810,670
     Less accumulated depreciation                                                       11,895,229                   11,431,301
                                                                                     --------------               --------------
              Net property and improvements                                              20,034,804                   20,379,369

Cash and cash equivalents                                                                   792,243                      638,965
Accounts receivable (net of allowance of $9,162
   in 1997 and $6,497 in 1996)                                                                4,267                       11,058
Escrow deposits                                                                             160,148                      175,298
Prepaid insurance                                                                            19,679                           --
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                     1,033,422                    1,131,995
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   22,552,223               $   22,844,345
                                                                                     ==============               ==============

                                            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                     $   20,653,692               $   20,807,619
     Accounts payable and accrued expenses (including $44,563
       in 1997 and $5,978 in 1996 due to affiliates)                                        218,110                      245,094
     Tenant security deposits                                                               152,748                      151,867
     Unearned income                                                                         17,726                       29,624
                                                                                     --------------               --------------
              Total liabilities                                                          21,042,276                   21,234,204
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               12,135                       11,518
         Cumulative cash distributions                                                      (25,044)                     (23,426)
                                                                                     --------------               --------------
                                                                                            (11,909)                     (10,908)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (17,826,797)                 (17,887,925)
         Cumulative cash distributions                                                   (3,059,399)                  (2,899,078)
                                                                                     --------------               --------------
                                                                                          1,521,856                    1,621,049
                                                                                     --------------               --------------
              Total partners' capital                                                     1,509,947                    1,610,141
                                                                                     --------------               --------------
              Total                                                                  $   22,552,223               $   22,844,345
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

                                                                 2

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                                --------                          --------
                                                                        1997               1996            1997             1996
                                                                        ----               ----            ----             ----
Income:
     Rental income                                                $    1,180,544    $   1,225,695    $    2,351,123   $   2,614,249
     Other income                                                         26,676           31,374            53,928          73,366
     Interest income                                                      18,475           41,955            34,331          82,024
                                                                  --------------    -------------    --------------   -------------
                                                                       1,225,695        1,299,024         2,439,382       2,769,639
                                                                  --------------    -------------    --------------   -------------


Expenses:
     Property operating expenses                                         339,650          378,531           648,387         746,959
     General and administrative                                          187,196          194,158           351,646         377,058
     Fees and reimbursements to affiliates                                41,589           26,418            81,016          50,718
     Interest expense (includes $8,500 and $25,500
      in 1996 to affiliates)                                             367,096          442,754           734,087         993,461
     Depreciation and amortization                                       281,810          277,640           562,501         554,222
                                                                  --------------    -------------    --------------   -------------
                                                                       1,217,341        1,319,501         2,377,637       2,722,418
                                                                  --------------    -------------    --------------   -------------

         Net income (loss) from operations                                 8,354          (20,477)           61,745          47,221


Gain on sale of property                                                      --        2,440,258                --       2,440,258
                                                                  --------------    -------------    --------------   -------------

         Net income                                               $        8,354    $   2,419,781    $       61,745   $   2,487,479
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $           83    $     114,238    $          617   $     114,915
     Limited partners                                                      8,271        2,305,543            61,128       2,372,564
                                                                  --------------    -------------    --------------   -------------
                                                                  $        8,354    $   2,419,781    $       61,745   $   2,487,479
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $         0.33    $       92.75    $         2.46   $       95.45
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $         6.45    $          --    $         6.45   $          --
                                                                  ==============    =============    ==============   =============











                  The Notes to Financial  Statements  are an integral part of these statements.

                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                         1997                      1996
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $        61,745           $     2,487,479
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Gain on sale of property                                                              --                (2,440,258)
         Depreciation and amortization                                                    562,501                   554,222
         Accounts receivable                                                                6,791                     2,092
         Accounts payable and accrued expenses                                             37,649                  (114,160)
         Accrued interest payable                                                              --                   (64,446)
         Escrow deposits                                                                   15,150                   123,863
         Other, net                                                                       (30,696)                  (58,234)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   653,140                   490,558
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (183,996)                 (242,151)
     Proceeds from sale of property                                                            --                 7,853,900
     Payment of closing costs related to sale of property                                      --                  (102,306)
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                        (183,996)                7,509,443
                                                                                  ---------------           ---------------


Cash flows from financing activities:
     Repayment of notes and mortgage loans                                               (153,927)               (8,401,724)
     Cash distribution to limited partners                                               (160,321)                   (6,990)
     Cash distribution to General Partner                                                  (1,618)                       --
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (315,866)               (8,408,714)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                      153,278                  (408,713)
Cash and cash equivalents, beginning of year                                              638,965                 2,481,123
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       792,243           $     2,072,410
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       734,087           $     1,057,907
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

2. DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                                       June 30,                December 31,
                                                                                         1997                      1996
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         765,532                   765,532
                                                                                  ---------------           ---------------
                                                                                        1,729,442                 1,729,442
     Accumulated amortization                                                            (696,020)                 (597,447)
                                                                                  ---------------           ---------------
                                                                                  $     1,033,422           $     1,131,995
                                                                                  ===============           ===============

3.   TRANSACTIONS WITH AFFILIATES

     An affiliate of the General Partner guaranteed the Partnership's promissory note payable for an annual fee of 2% on the outstanding balance until the Partnership retired the note on May 15, 1996.

     Other fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended             Six Months Ended              Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      -------                    --------
                                                 1997              1996         1997             1996              1997
                                                 ----              ----         ----             ----              ----
     Property management fees (a)          $      9,098     $       9,580    $    18,041     $    20,985      $     6,115
     Partnership management fees                 16,761                --         32,761              --           16,761
     Reimbursement (at cost) for
      out-of-pocket expenses                     15,730            16,838         30,214          29,733           21,687
                                           ------------     -------------    -----------     -----------      -----------
                                           $     41,589     $      26,418    $    81,016     $    50,718      $    44,563
                                           ============     =============    ===========     ===========      ===========

                                                                 5

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)




(a) Does not include on-site property management fees earned by independent property management companies of $51,050 and $52,899 for the three months ended June 30, 1997 and 1996, respectively, and $101,544 and $113,135 for the six months ended June 30, 1997 and 1996, respectively. An affiliate of the General Partner has contracted on-site property management services on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   SUBSEQUENT EVENT

     On August 15, 1997, the Partnership was scheduled to pay a distribution of $167,778 to the limited partners and $1,695 to the General Partner.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Partnership had $792,243 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves.

     For the three and six months ended June 30, 1997, the Partnership generated $186,000 and $364,000, respectively, of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. Overall second quarter cash flow for the three remaining properties, the Stewart's Glen property was sold in April 1996, was consistent with the first quarter results. Year-to-date operations are in line with the plan set at the beginning of the year. The Partnership has resumed the payment of quarterly cash distributions from operations. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures. The Partnership's first quarter 1997 cash distribution of $160,321 or $6.45 per Unit was paid on May 15, 1997, and represented the first quarter's adjusted cash from operations. The Partnership's second quarter 1997 cash distribution of $167,778 or $6.75 per Unit is payable on August 15, 1997, and represents the quarter's adjusted cash from operations.

     The Stonebridge mortgage loan is scheduled to mature on April 1, 1998 and the Partnership's strategy is to sell the property prior to debt maturity, possibly as early as December 1997. The Partnership began the sale marketing process in July. The Partnership expects that offers will be presented for review by the end of the third quarter. New Orleans has a limited supply of quality projects and, because there have been very few sales of quality apartment properties in the recent past, New Orleans has not recently attracted strong investor interest. Although the Partnership's brokers have reported many inquires to date, if the marketing process does not result in an acceptable offer, the Partnership will pursue a refinancing of the mortgage debt. If the Partnership is successful in selling the property, the net proceeds from the sale may be available to distribute to partners later this year.

RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts for the three and six months ended June 30, 1997, as compared with the same periods in 1996, are the result of the sale of Stewart's Glen Apartments in April 1996. Interest income decreased due to a lower average cash balance. The average cash balance for the second quarter of 1996 included the proceeds from the sale of Stewart's Glen Apartments on April 30, 1996. The proceeds from the sale were utilized to payoff the Partnership's unsecured debt on May 15, 1996. The Partnership's cash balance was further reduced as the result of a cash distribution to partners in December 1996. Fees and reimbursements to affiliates increased as a result of partnership management fees. Management fees were incurred in connection with the first and second quarter 1997 cash distributions. The Partnership did not distribute cash from operations for the first or second quarter of 1996. Interest expense decreased due to the retirement of the Stewart's Glen mortgage note upon sale of the property in April 1996, and the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1996                                               1997
                                          -------------------------------------------------                 ------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31           At 6/30
                                            -------      -------      -------     --------               -------           -------
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%          98%          96%          94%                   94%                 96%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          94%          93%          89%                   94%                 95%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                   97%          97%          95%          97%                   97%                 97%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois (a)                89%          N/A          N/A          N/A                   N/A                 N/A

An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stewart's Glen III was sold April 30, 1996.

PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CONNECTICUT GENERAL REALTY INVESTORS III
                                 LIMITED PARTNERSHIP


                                 By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: August 14, 1997            By:      /s/ John D. Carey
      ----------------                    -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: August 14, 1997            By:      /s/ Josephine C. Donofrio
      ---------------                     -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)