Form 10-Q
period 1997-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1997-11-14
CIK 745471

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                                           1997                        1996
                                                               ASSETS                   (UNAUDITED)                  (AUDITED)
Property and improvements, at cost:
     Land and land improvements                                                      $    4,219,576               $    4,170,151
     Buildings                                                                           25,607,909                   25,569,468
     Furniture and fixtures                                                               2,145,748                    2,071,051
                                                                                     --------------               --------------
                                                                                         31,973,233                   31,810,670
     Less accumulated depreciation                                                       12,049,475                   11,431,301
                                                                                     --------------               --------------
              Net property and improvements                                              19,923,758                   20,379,369

Cash and cash equivalents                                                                   824,948                      638,965
Accounts receivable (net of allowance of $8,696
   in 1997 and $6,497 in 1996)                                                               10,242                       11,058
Escrow deposits                                                                             241,382                      175,298
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                       992,900                    1,131,995
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   22,500,890               $   22,844,345
                                                                                     ==============               ==============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                     $   20,563,572               $   20,807,619
     Accounts payable and accrued expenses (including $50,450
       in 1997 and $5,978 in 1996 due to affiliates)                                        295,667                      245,094
     Tenant security deposits                                                               145,790                      151,867
     Unearned income                                                                         15,577                       29,624
                                                                                     --------------               --------------
              Total liabilities                                                          21,020,606                   21,234,204
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               13,534                       11,518
         Cumulative cash distributions                                                      (26,739)                     (23,426)
                                                                                     --------------               --------------
                                                                                            (12,205)                     (10,908)
                                                                                     --------------               --------------
     Limited partners (24,856 Units):
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (17,688,386)                 (17,887,925)
         Cumulative cash distributions                                                   (3,227,177)                  (2,899,078)
                                                                                     --------------               --------------
                                                                                          1,492,489                    1,621,049
                                                                                     --------------               --------------
              Total partners' capital                                                     1,480,284                    1,610,141
                                                                                     --------------               --------------
              Total                                                                  $   22,500,890               $   22,844,345
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


                                                                 2

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                                              -------------                     -------------
                                                                        1997               1996            1997             1996
                                                                        ----               ----            ----             ----
Income:
     Rental income                                                $    1,208,227    $   1,168,116    $    3,559,350   $   3,782,365
     Other income                                                         34,632           27,372            88,560         100,738
     Interest income                                                      18,130           32,627            52,461         114,651
                                                                  --------------    -------------    --------------   -------------
                                                                       1,260,989        1,228,115         3,700,371       3,997,754
                                                                  --------------    -------------    --------------   -------------


Expenses:
     Property operating expenses                                         354,051          348,928         1,002,438       1,095,887
     General and administrative                                          168,248          166,174           519,894         543,232
     Fees and reimbursements to affiliates                                37,227           22,345           118,243          73,063
     Interest expense (includes $-0- and $25,500
      in 1996 to affiliates)                                             366,885          372,609         1,100,972       1,366,070
     Depreciation and amortization                                       194,768          278,435           757,269         832,657
                                                                  --------------    -------------    --------------   -------------
                                                                       1,121,179        1,188,491         3,498,816       3,910,909
                                                                  --------------    -------------    --------------   -------------

         Net income from operations                                      139,810           39,624           201,555          86,845


Gain on sale of property                                                      --               --                --       2,440,258
                                                                  --------------    -------------    --------------   -------------

         Net income                                               $      139,810    $      39,624    $      201,555   $   2,527,103
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $        1,399    $         396    $        2,016   $     115,311
     Limited partners                                                    138,411           39,228           199,539       2,411,792
                                                                  --------------    -------------    --------------   -------------
                                                                  $      139,810    $      39,624    $      201,555   $   2,527,103
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $         5.57    $        1.58    $         8.03   $       97.03
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $         6.75    $          --    $        13.20   $          --
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


                                                                 3

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                         1997                      1996
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $       201,555           $     2,527,103
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Gain on sale of property                                                              --                (2,440,258)
         Depreciation and amortization                                                    757,269                   832,657
         Accounts receivable                                                                  816                    (1,735)
         Accounts payable and accrued expenses                                            115,206                   (49,993)
         Accrued interest payable                                                              --                   (72,946)
         Escrow deposits                                                                  (66,084)                   69,348
         Other, net                                                                       (20,124)                  (28,919)
                                                                                  ----------------          ----------------
              Net cash provided by operating activities                                   988,638                   835,257
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (227,196)                 (338,460)
     Proceeds from sale of property                                                            --                 7,853,900
     Payment of closing costs related to sale of property                                      --                  (102,306)
                                                                                  ---------------           ----------------
              Net cash provided by (used in) investing activities                        (227,196)                7,413,134
                                                                                  ----------------          ---------------


Cash flows from financing activities:
     Repayment of notes and mortgage loans                                               (244,047)               (8,469,570)
     Cash distribution to limited partners                                               (328,099)                   (6,990)
     Cash distribution to General Partner                                                  (3,313)                       --
                                                                                  ----------------          ---------------
              Net cash used in financing activities                                      (575,459)               (8,476,560)
                                                                                  ----------------          ----------------

Net increase (decrease) in cash and cash equivalents                                      185,983                  (228,169)
Cash and cash equivalents, beginning of year                                              638,965                 2,481,123
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       824,948           $     2,252,954
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $     1,100,972           $     1,439,016
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

B) PROPERTY AND IMPROVEMENTS: Property and improvements are either held for the production of income or held for sale. Property and improvements held for the production of income are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years).

     Properties are considered held for sale when they are subject to an active plan to find a buyer and a sale is likely to be completed within one year. Effective with the implementation of SFAS No. 121, properties held for sale are carried at the lower of cost or fair value less estimated costs to sell (through the use of valuation reserves). Properties that are held for sale are no longer depreciated. As of July 1997, Stonebridge Manor Apartments was held for sale. Net income from operations for the held for sale property was $145,054 for the three and nine months ended September 30, 1997.

C) CASH AND CASH EQUIVALENTS: Short term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents.

2.   DEFERRED CHARGES

     Deferred charges consist of the following:

                                                                                     September 30,             December 31,
                                                                                         1997                      1996
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         765,532                   765,532
                                                                                  ---------------           ---------------
                                                                                        1,729,442                 1,729,442
     Accumulated amortization                                                            (736,542)                 (597,447)
                                                                                  ---------------           ---------------
                                                                                  $       992,900           $     1,131,995
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

     Other fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended             Nine Months Ended              Unpaid at
                                                      September 30,                 September 30,              September 30,
                                                      -------------                 -------------              -------------
                                                 1997              1996         1997             1996              1997
                                                 ----              ----         ----             ----              ----
     Property management fees (a)          $      9,362     $       8,930    $    27,403     $    29,915      $     6,360
     Partnership management fees                 15,795                --         48,556              --           18,718
     Reimbursement (at cost) for
      out-of-pocket expenses                     12,070            13,415         42,284          43,148           25,372
                                           ------------     -------------    -----------     -----------      -----------
                                           $     37,227     $      22,345    $   118,243     $    73,063      $    50,450
                                           ============     =============    ===========     ===========      ===========


(a) Does not include on-site property management fees earned by independent property management companies of $52,432 and $50,510 for the three months ended September 30, 1997 and 1996, respectively, and $153,976 and $163,645 for the nine months ended September 30, 1997 and 1996, respectively. An affiliate of the General Partner has contracted on-site property management services on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   SUBSEQUENT EVENT

     On October 23, 1997, the Partnership completed the sale of Stonebridge Manor Apartments to TGM Realty Corp. #6, a Delaware corporation, for an all cash gross sales price of $9,800,000. The property had a depreciated cost of approximately $7,000,000 as of the date of sale. After deducting closing costs, the Partnership expects to record a gain of approximately $2,600,000.

     On November 15, 1997, the Partnership was scheduled to pay a distribution of $4,688,836 to the limited partners and $1,755 to the General Partner.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At  September  30,  1997,  the  Partnership  had  $824,948 in cash and cash
equivalents  which  was  available  for  working  capital   requirements,   cash
distributions, and the Partnership's cash reserves.

     For the three and nine months ended September 30, 1997, the Partnership generated $191,000 and $555,000, respectively, of cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves, "adjusted cash from operations." Overall third quarter cash flow for the three remaining properties, the Stewart's Glen property was sold in April 1996, was consistent with the first two quarters of 1997. Year-to-date operations are in line with the 1997 operating plan. Beginning with the first quarter of 1997, the Partnership resumed the payment of quarterly cash distributions from operations. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures. The Partnership paid the first quarter 1997 cash distribution of $160,321 or $6.45 per Unit on May 15, 1997 and the second quarter 1997 cash distribution of $167,778 or $6.75 per Unit on August 15, 1997, representative of the adjusted cash from operations for each quarter. The Partnership will pay a cash distribution of $4,688,836 or $188.64 per Unit on November 15, 1997 representing the third quarter's adjusted cash from operations of $6.99 per Unit and the net proceeds from the sale of Stonebridge Manor Apartments of $181.65 per Unit. Distributable cash generated from operations may decline in future periods because of the sale of the Stonebridge Manor property.

     Following the strategy developed for the sale of the Stonebridge Manor Apartments, the Partnership began marketing the property for sale in July. The property's results have steadily improved since 1990 and the market in which the property operates has slowly improved. The property has achieved the top rental rates and occupancy among its competition in the local market, although the rental rate increases have slowed over the past two years. Economic data indicates that the market is expected to have continued but slow growth over the near term. Although interest in real estate investments has been strong over the past couple of years, very few transactions have occurred in the New Orleans market. The Partnership considered many factors in deciding to proceed with the sale including the impending debt maturity of April 1, 1998, the growth in operating results over the past few years, and the interest in real estate investments, and the Partnership's short term outlook. On October 23, 1997, the Partnership sold Stonebridge to TGM Realty Corp. #6 for a gross sales price of $9,800,000. The property was purchased on November 26, 1985 for a total purchase price of $10,409,845, including acquisition fees and closing costs. After deducting closing costs and retirement of the debt balance of approximately $5,075,000, the Partnership netted approximately $4,500,000. The property had a depreciated cost of approximately $7,000,000 as of the date of sale. After deducting closing costs, the Partnership expects to record a gain of approximately $2,600,000. The Partnership is scheduled to distribute the net proceeds from the sale to limited partners on November 15, 1997.

RESULTS OF OPERATIONS

     Generally, decreases in the income statement accounts for the three and nine months ended September 30, 1997, as compared with the same periods in 1996, are the result of the sale of Stewart's Glen Apartments in April 1996. Interest income decreased due to a lower average cash balance. The average cash balance for the second quarter of 1996 included the proceeds from the sale of Stewart's Glen Apartments. The proceeds from the sale were utilized to payoff the Partnership's unsecured debt on May 15, 1996. Further, a cash distribution to partners in December 1996 reduced the cash balance. Interest expense decreased due to the retirement of the Stewart's Glen mortgage note upon sale of the property in April 1996, and the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Fees and reimbursements to affiliates increased as a result of partnership management fees earned by an affiliate in connection with the quarterly 1997 cash distributions. The Partnership did not distribute cash from operations for the first three quarters of 1996. In accordance with SFAS No. 121, assets held for sale are no longer depreciated, and therefore, because Stonebridge was held for sale as of July 1997, depreciation and amortization decreased for the three and nine months ended September 30, 1997, as compared with the same periods in 1996.

                                    OCCUPANCY

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1996                                               1997
                                          -------------------------------------------------                  ------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31              At 3/31   At 6/30   At 9/30
                                            -------      -------      -------     --------              -------   -------   -------
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%          98%          96%          94%                   94%       96%       98%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          94%          93%          89%                   94%       95%       96%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana                   97%          97%          95%          97%                   97%       97%       96%

4.   Stewart's Glen Apts. Phase III
     Willowbrook, Illinois (a)                89%          N/A          N/A          N/A                   N/A       N/A       N/A

An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stewart's Glen III was sold April 30, 1996.

PART II- OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended September 30, 1997.

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




Date: November 14, 1997         By:      /s/ John D. Carey
      ------------------                 -----------------
                                         John D. Carey, President
                                         (Principal Executive Officer)



Date: November 14, 1997         By:      /s/ Josephine C. Donofrio
      -----------------                  -------------------------
                                         Josephine C. Donofrio, Controller
                                         (Principal Accounting Officer)