Form 10-K
period 1997-12-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-03-27
CIK 745471

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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





--------------------------------------------------------------------------------


--------------------------------------------------------------------------------



                                                          TABLE OF CONTENTS


PART I                                                                                                                    PAGE

Item  1.      Business                                                                                                     3
Item  2.      Properties                                                                                                   6
Item  3.      Legal Proceedings                                                                                            8
Item  4.      Submission of Matters to a Vote of Security Holders                                                          8


PART II

Item  5.      Market for Registrant's Common Equity and Related Security Holder Matters                                    8
Item  6.      Selected Financial Data                                                                                      9
Item  7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                      10
Item  8.      Financial Statements and Supplementary Data                                                                 14
Item  9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                                       28


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                          28
Item 11.      Executive Compensation                                                                                      30
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                              31
Item 13.      Certain Relationships and Related Transactions                                                              31


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            32

SIGNATURES                                                                                                                36



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

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2017. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from five to ten years. The Partnership sold the Florida shopping center, Promenades Plaza, on September 22, 1994. The Partnership completed a sale of its Illinois apartment complex on April 30, 1996 and the sale of its New Orleans apartment complex on October 23, 1997. The Partnership estimates that the Partnership's two remaining properties will be sold by mid-1999. Upon the sale of each of the properties, the net proceeds will be distributed to limited partners.

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

The Partnership has made the real property investments set forth in the following table:

                   Versailles Village       Promenades            Waterford          Stonebridge        Stewart's Glen
                       Apartments         Plaza Shopping         Apartments             Manor             Apartments
                      Forest Park,            Center           Tulsa, Oklahoma        Apartments           Phase III
                          Ohio            Port Charlotte,                            New Orleans,        Willowbrook,
                                            Florida (c)                             Louisiana (d)        Illinois (e)
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
Fees and
Expenses

Size                    180 units         230,268 sq. ft.         344 units           264 units            104 units

Date of                 02/06/85          04/15/85 (sold          10/31/85          11/26/85 (sold      07/24/87 (sold
Purchase                                     09/22/94)                                10/23/97)            04/30/96)

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

(d) This property was sold October 23, 1997. Reference is made to the Notes to Financial Statements for a description of the sale.

(e)  In July 1987, the Partnership acquired a 33% interest in the Phase
     III Apartment Venture, a joint venture with the General Partner, which was established as a temporary vehicle for providing the Partnership with the means to acquire the property without finalized mortgage arrangements, and, thereby, avoid being in default under the terms of the purchase agreement.
     On December 10, 1987 the Partnership received a commitment for permanent mortgage financing and, in accordance with the terms of the joint venture agreement, the Partnership purchased the General Partner's joint venture interest. Funding of the purchase took place in January 1988. The information shown represents the Partnership's 100% ownership of the property. This property was sold April 30, 1996. Reference is made to the Notes to Financial Statements for a description of the sale.


     Versailles Village Apartments is located in the City of Forest Park, Ohio, in the northwest section of Hamilton County, approximately 14 miles outside downtown Cincinnati. Consistent with national trends, Ohio's economic expansion is expected to slow considerably over the next several years. Job growth is expected to average 0.9% per year for the next two to three years, substantially below the 2.5% annual gains of 1994 through 1996. Population gains have been relatively weak, averaging 0.3% over the past several years and, are expected to continue to grow very modestly. Job growth for Greater Cincinnati dropped in 1997 to 1.3% from the 2.4% achieved in both 1995 and 1996. The rate of job growth over the upcoming year is expected to remain similar to 1997, but is expected to drop to less than 1.0% by the year 2000. Population growth has remained steady at an annual increase of 0.6% and is expected to remain stable into the future.

     Both the manufacturing and service employment segments have led to positive employment trends in Ohio over the past few years. The service sector is expected to create the majority of the new jobs in Ohio through the year 2000, following national trends. Business services is expected to dominate new job growth, as demand for computer and data processing remains strong, as well as management and engineering services. Although slowing in the past year, growth in health services is expected to account for one quarter of all new service jobs. Home health care is expected to account for the fastest growing component of the health services industry as health organizations move away from hospital stays to more affordable in-home care. Cincinnati suffered a 2.8% annualized loss in service employment over the second quarter of 1997, partly due to widespread cuts in its sizable health industry.

     The Cincinnati apartment market has rebounded from the lows experienced in the early 1990's. Apartment demand is currently outpacing supply. Cincinnati apartment rents, which have historically been well below national averages, are expected to increase at slightly better than inflation. Apartment construction has been fairly active over the past couple of years, and is expected to continue as long as the local economy remains strong. Cincinnati posted 2,029 apartment unit starts in 1997, ranking 35th out of the top 114 metropolitan areas (75% of the 1980's annual average of 2,706 and 26% of the peak of 7,920). In the northwest area where Versailles Village is located, approximately 600 units were constructed in 1996 and 1997. Although the market is absorbing the new units as they become available, the competition from newer units tends to limit rate increases. Home ownership continues to compete with the rental market due to the relative low cost of housing and low interest rates. The Versailles Village direct competition is comprised of 2,140 units averaging 96% occupancy. Although the property's competition is newer, Versailles Village competes well with similar class C and B properties in the submarket. Rates at Versailles Village are generally lower than the competition due to its age. The property offers amenities similar to the competition but has much larger floor plans. Rental rates for two bedroom units are offered at $690 per month in the submarket and between $570 and $640 at Versailles Village. Versailles Village has planned to increase rates by approximately 2.1% in 1998. Occupancy at Versailles Village is in line with the market, averaging 95% to 96%.

     Waterford Apartments is located in South Tulsa, Oklahoma. Tulsa posted strong economic growth in 1997, with employment expanding 3.8%. The short-term outlook for Tulsa shows that job growth will begin to subside, a 2.5% increase in 1998 and 1.7% in 1999, because of a slow down in the manufacturing segment. The services, trade, transportation, communications and public utilities, and finance, insurance and real estate segments all show continued strong growth. Strong economic growth has resulted in Tulsa having one of the lowest unemployment rates nationally. The jobless rate is expected to be 3.1% in 1998, but is expected to increase to 3.7% by 2002. Tight labor markets will continue to put an upward pressure on wages, although Tulsa's per capita income remains below the national average. Tulsa, and Oklahoma, reported a very high number of bankruptcy cases for 1997, most of which were personal filings. The high rate is in part due to relatively high consumer debt rates, attributed mostly to credit card debt.

     Home sales in Tulsa grew by 7% in 1997 with the average price also up 7%. Local markets have been assisted by strong national and regional growth and low mortgage rates. Tulsa's median home price of $84,000 is still well below the national average of $124,000. Housing permits are expected to increase rapidly from 1997's total of 3,400 to 4,200 by the year 2002. The Tulsa apartment market has also been very active. From 1990 to 1993, multifamily construction was at a virtual standstill and in 1994, 288 units came into the market in anticipation of an increased demand. Approximately 1,400 new construction apartment units were added to the supply in 1997, half of which were low income housing tax credit properties. Several luxury apartments are expected to be built in 1998, 1,200 units of which are expected to be started by

April. The southeast submarket where Waterford is located consists of approximately 20,080 units. Occupancy in the market, and at Waterford, averaged 94% for 1997 compared with 93% for 1996. Waterford is located only five miles outside the central business district in a well-maintained, vintage neighborhood. The property is a Class "A" luxury apartment complex and continues to hold an advantage over the Tulsa luxury apartment market due to its superior location. While Waterford's unit sizes are smaller than the competition, Waterford compensates with mature landscaping, a variety of amenities and a focus on the upkeep of the units. When compared with the direct competition in the Tulsa rental market, Waterford's rental rates are above the average. Average rents for the direct competition are approximately $495 for one bedroom units and $650 for two bedroom units, while Waterford's average rental rates are approximately $510 for one bedroom units and $695 for two bedroom units. Even with the increase in competition, Waterford's rental rates are scheduled to increase approximately 5% in 1998.

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

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1995, 1996, and 1997. In each year, interest income accounted for the balance of gross revenues from operations.

                                                                           1995                    1996                     1997
                                                                           ----                    ----                     ----

     1.  Versailles Village Apartments
         Forest Park, OH                                                      20%                     23%                     26%

     2.  Waterford Apartments
         Tulsa, OK                                                            31%                     35%                     42%

     3.  Stonebridge Manor Apartments
         New Orleans, LA (a)                                                  28%                     32%                     31%

     4.  Stewart's Glen Apartments Phase III
         Willowbrook, IL (b)                                                  18%                      7%                     N/A

     An "N/A" indicates the property was not owned by the Partnership during the year.

     (a)  Stonebridge  Manor  Apartments  was  sold on  October  23,  1997.
     (b)  Stewart's Glen Apartments was sold on April 30, 1996.


ITEM 2.  PROPERTIES

     The Partnership owns directly (subject to existing first mortgage loans) the properties described in Item 1 herein. The Partnership's properties generally have lease terms of one year or less. In the opinion of the General Partner, the Partnership's properties continue to be adequately insured.

     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1993, 1994, 1995, 1996 and 1997:


                VERSAILLES VILLAGE       PROMENADES            WATERFORD           STONEBRIDGE        STEWART'S GLEN
                    APARTMENTS         PLAZA SHOPPING         APARTMENTS              MANOR           APTS. PHASE III
                  FOREST PARK, OH          CENTER              TULSA, OK           APARTMENTS         WILLOWBROOK, IL
                                     PORT CHARLOTTE, FL                          NEW ORLEANS, LA            (C)
                                             (A)                                       (B)
==============  ===================  ===================  ===================  ===================  ===================

     1993
AT 03/31                94%                  85%                  96%                  94%                  99%
AT 06/30                97%                  84%                  95%                  95%                  99%
AT 09/30                94%                  84%                  95%                  96%                  97%
AT 12/31                96%                  82%                  95%                  95%                  98%
     1994
AT 03/31                94%                  82%                  88%                  96%                 100%
AT 06/30                97%                  82%                  93%                  97%                  99%
AT 09/30                99%                  N/A                  94%                  95%                  93%
AT 12/31                96%                  N/A                  83%                  97%                  98%
     1995
AT 03/31                97%                  N/A                  90%                  96%                  96%
AT 06/30                99%                  N/A                  96%                  97%                  89%
AT 09/30                96%                  N/A                  98%                  96%                  98%
AT 12/31                94%                  N/A                  92%                  98%                  97%
     1996
AT 03/31                97%                  N/A                  94%                  97%                  89%
AT 06/30                98%                  N/A                  94%                  97%                  N/A
AT 09/30                96%                  N/A                  93%                  95%                  N/A
AT 12/31                94%                  N/A                  89%                  97%                  N/A
     1997
AT 03/31                94%                  N/A                  94%                  97%                  N/A
AT 06/30                96%                  N/A                  95%                  97%                  N/A
AT 09/30                98%                  N/A                  96%                  96%                  N/A
AT 12/31                94%                  N/A                  92%                  N/A                  N/A
==============  ===================  ===================  ===================  ===================  ===================

An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


(a)  Promenades  Plaza was sold on September  22, 1994.  (b)  Stonebridge  Manor
Apartments was sold on October 23, 1997. (c) Stewart's Glen Apartments was sold on April 30, 1996.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

     As of March 1, 1998, there were approximately 1,123 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

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

     The Partnership suspended quarterly distributions to Partners as of the fourth quarter of 1988 to enable it to fund operating deficits from certain of its properties. Subsequent to the sale of the Partnership's Stewart's Glen property in April 1996, the Partnership reduced the balance of its cash reserves to a level deemed sufficient in connection with the Partnership's operations. Accordingly, on December 15, 1996, the Partnership made a cash distribution of $1,565,928 or $63 per Unit to Limited Partners of record as of November 30, 1996. The Partnership resumed regular quarterly distributions beginning in 1997. The Partnership declared quarterly cash distributions to Limited Partners for 1997 as set forth in the following table:

       Quarter             Date Paid (a)      Cash Distribution per Unit
       --------            -------------      --------------------------
         1st               May 15                     $    6.45
         2nd               August 15                       6.75
         3rd               November 15                   188.64  (b)
         4th               February 15                     5.70
                                                      ---------
                                                      $  207.54
                                                      =========

(a) Quarterly distributions are paid 45 days following the end of the calendar quarter.
(b)  Includes  $181.65  per Unit  from the sale of  Stonebridge  Manor
Apartments.

     Reference is made to Item 6 for information on cash distributions paid to Limited Partners during 1997 and 1996.

     There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership plans to distribute adjusted cash from operations quarterly to Partners.


ITEM 6.  SELECTED FINANCIAL DATA (A)


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                            DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)


                                               1997                1996               1995                1994              1993
                                               ----                ----               ----                ----              ----
Total income                              $   4,640,806       $   5,205,570       $   5,818,941      $    6,392,361   $   6,629,216
     Net income (loss) (b)                    2,782,080           2,424,325            (210,876)           (706,274)     (5,783,253)
     Net income (loss) per Unit (b)              111.35               92.94               (8.40)             (29.12)        (233.39)

Total assets                                 15,132,133          22,844,345          30,739,260          31,005,057      37,830,318
Notes and mortgages payable                  15,452,462          20,807,619          29,347,622          29,487,591      35,334,863

Cash distributions to limited partners        5,016,935           1,565,928                  --                  --              --
Cash distributions per Unit                      201.84               63.00                  --                  --              --


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing herein.

(b)  Included in 1997 is a $2,574,230  gain on sale of property  ($2,562,025  to limited  partners  or $103.07 per unit).  Included in 1996 is a  $2,440,258 gain on sale of  property  ($2,325,815  to limited  partners  or $93.57 per unit).  Included in 1994 is a $24,837 gain on sale of property (100% to the
     General  Partner).  Included in 1993 is a $5,000,000 loss due to impairment of assets  ($199.15 per Unit) and $76,417 gain on sale of property (100% to the General Partner).



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information provided in this Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends, and known uncertainties. The Partnership cautions the reader that actual results could differ materially from those expected by the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

     On July 2, 1984, the Partnership commenced an offering of $25,000,000 (subject to an increase up to $50,000,000) of limited partnership interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated on July 1, 1986 and a total of 24,856 Units were issued by the Partnership and assigned to the public at $1,000 per Unit. Subsequent to the termination of the offering, no Unit Holder has made any additional capital contribution. The Partnership will not seek additional capital contributions from Unit Holders.

     After deduction of selling expenses and other offering costs, the Partnership had $22,408,052 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees) related to such investments for working capital reserves and for capital expenditure reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein. As of December 31, 1997, the Partnership had two investment properties remaining, representing approximately 30% of the offering proceeds. The Partnership is in its final phase, which contemplates the sale of the two remaining investment properties by mid-1999.

     At December 31, 1997, the Partnership had $682,614 in cash and cash equivalents available for working capital requirements, Partnership cash reserves, and distributions. The source of capital for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties and from the sale of such properties.

     During the first quarter of 1996, the Partnership completed the sale of the Stewart's Glen Apartments. On May 15, 1996, the Partnership utilized the net proceeds from the Stewart's Glen sale together with approximately $510,000 from the Partnership's cash reserves to retire the Partnership's $3,400,000 Mellon Bank promissory note. As a result of the sale of the Stewart's Glen property and the payment of the Partnership's promissory note, the Partnership evaluated its cash reserve level and decided to reduce cash reserves to a level it deemed sufficient in connection with the Partnership's operations. On December 15, 1996, the Partnership made a cash distribution of $1,565,928 or $63 per Unit to Limited Partners of record as of November 30, 1996. The distribution was comprised of a reduction to the original cash reserve balance and an amount accumulated from adjusted cash from operations. Beginning with the first quarter of 1997, the Partnership resumed regular quarterly cash distributions.

     On October 23, 1997, the Partnership sold the Stonebridge Manor Apartments to TGM Realty Corp. #6, a Delaware corporation, for an all cash gross sales price of $9,800,000. After closing costs of approximately $223,733 and payment of the mortgage of $5,060,146, the Partnership netted $4,516,121. The Partnership distributed the net sales proceeds, $4,515,000 or $181.65 per Unit, to limited partners on November 15, 1997. The property had a net book depreciated cost of $7,002,037 as of the date of sale, resulting in a book gain of $2,574,230. For tax purposes, the property had a net depreciated cost of approximately $4,310,826, resulting in a tax gain of $5,265,441 or $207.68 per Unit.

     During 1997, the Partnership's properties (two properties owned throughout 1997 and a third property sold on October 23, 1997) generated net operating income of $2,646,000 and, in addition, a net loss of $107,000 at the Partnership level resulted in net operating income of $2,539,000 available for debt service and capital expenditures. For 1997, net cash flow from operations of the Partnership totaled $652,000 after debt service of $1,673,000, and capital improvements of $230,000 (excluding $65,000 accrued from 1996). The Partnership distributed the net cash flow from operations to Partners forty-five days after the close of each quarter in 1997. The 1997 distributions from operations totaled $650,020.

     Cash distributions from inception through 1996 ranged from $94.80 to $149.25 per $1,000 Unit, dependent upon the specific limited partner admission dates. The Partnership distributed an additional $207.54 per Unit for 1997, therefore, assuming the first admission date, cash distributions from inception through 1997 total $356.79 per Unit.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate.

     The Partnership's property operational forecasts for 1998 estimate stable but slightly lower net operating income, due to the sale of the Stonebridge Manor property. Excluding the Stonebridge Manor property results from 1997 net operating income, property level net operating income for 1998 is forecast to increase slightly, approximately 3%. The Partnership plan also anticipates a slight reduction in capital spending, due to fewer appliance replacements and roof replacements at Versailles Village. Based on the property operational forecasts, the Partnership anticipates that 1998 property net operating income of $1,858,000 will be sufficient to cover planned 1998 capital improvements of $163,100, debt service of $1,130,000 and Partnership level expenses. The Partnership plans to continue to pay quarterly cash distributions to Partners in 1998. The adjusted cash from operations is expected to decrease in 1998 due to the sale of Stonebridge Manor Apartments in the fourth quarter of 1997.

     As a result of a general downturn in the economy, and especially real estate markets during the latter part of the 1980's and early 1990's, the Partnership has held its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential for return thereon. The economy and many real estate markets have recovered. The Partnership has entered the final phase which contemplates the sale of the remaining investment properties by mid-1999. Based on the current position of the Partnership, it appears that the Partnership's objective of capital appreciation will not be achieved. Although the Partnership expects to continue to distribute cash from operations and the proceeds from the property sales, the total per Unit cash distributions over the term of the Partnership will be significantly less than the original per Unit capital contribution. The Partnership has estimated that the liquidation value of the Partnership's remaining net assets as of December 31, 1997 approximates $175 per Unit.

RESULTS OF OPERATIONS

RESULTS - 1997 COMPARED WITH 1996

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) was approximately $2,539,000 for 1997, a decrease from approximately $2,846,000 in 1996. The decrease is mainly attributable to the sale of Stewart's Glen in April 1996 and Stonebridge Manor in October 1997. The Stewart's Glen property contributed approximately $198,000 to the partnership net operating income in 1996. The decrease in net operating income from Stonebridge Manor amounted to approximately $160,000. Excluding the sold properties, partnership net operating income increased approximately $51,000. Through the date of sale, Stonebridge Manor posted no significant fluctuations between 1997 and 1996 operating results.

     Generally, decreases in the income statement accounts for 1997, as compared with 1996, are the result of the sale of Stewart's Glen in April 1996 and the sale of Stonebridge Manor in October 1997. The sold properties accounted for $603,889 and $18,227 of the change in rental income and other income, respectively. The two properties sold accounted for decreases of $175,824, $85,533, $247,408, and $171,937 in property operating expenses, general and administrative, interest expense, and depreciation and amortization, respectively.

     Rental income at both Versailles Village and Waterford increased slightly as the properties raised rents and posted strong occupancies throughout 1997. Interest income decreased due to a lower average cash balance. The average cash balance for the second quarter of 1996 included the proceeds from the sale of Stewart's Glen Apartments. The proceeds from the sale were utilized to payoff the Partnership's unsecured debt on May 15, 1996. Further, a cash distribution to partners in December 1996 reduced the cash balance.

     An increase in general and administrative expenses for the remaining properties was caused by increases in advertising to maintain occupancy coupled with an increase in payroll expenses at Waterford. The general and administrative increase at Waterford was partially offset by a decrease in similar expenses at Versailles Village. Versailles Village increased its advertising in 1996 to assist with occupancy and payroll decreased as a result of a staffing vacancy for a portion of the year. Fees and reimbursements to affiliates decreased mainly as a result of a drop in partnership management fees earned in connection with cash distributions from operations. Distributions from operations were higher in 1996 than in 1997 due to the one-time distribution of cash reserves (the portion generated by operations) in the fourth quarter of 1996. Interest expense decreased due to the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

RESULTS - 1996 COMPARED WITH 1995

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) was approximately $2,846,000 for 1996, a decrease from approximately $3,348,000 in 1995. Net operating income at Stewart's Glen decreased approximately $385,000 in 1996 due to the sale of the property on April 30, 1996. Versailles Village net operating income decreased approximately $33,000 in 1996 compared with 1995, primarily due to repairs on a number of HVAC units and a main water line break. Net operating income at Stonebridge Manor decreased approximately $10,000 in 1996 from 1995. More carpet replacements, exterior painting and higher payroll costs were partially offset by a slight increase in average occupancy and rental rates. An increase in rental rates at Waterford Apartments was partially offset by higher utilities, real estate taxes and nonroutine maintenance. Net operating income at Waterford increased approximately $31,000 in 1996 over 1995.

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

     Property operating expenses increased approximately $123,000 for the year ended December 31, 1996, as compared with 1995, exclusive of an approximate $236,000 decrease related to Stewart's Glen. Versailles Village incurred higher maintenance and repair expense due to service needed on a number of HVAC units and a main water line break. An increase in repairs and maintenance at Stonebridge Manor resulted from exterior painting completed in conjunction with the roof repair project, an increase in the number of carpet replacements and a pest control contract entered into at the end of 1995. Maintenance and repair increased at Waterford as a result of an increase in the cost of preparing apartments for rent upon a tenant move out, including the additional expense of replacing wallpaper in units and an increase in carpet replacements. The increases at Waterford were partially offset by a decrease in landscaping expenses. Utilities expense was up at Waterford and Versailles Village due to an increase in usage as well as an increase in rates. At Stonebridge Manor, fewer corporate apartment rentals led to an increase in utilities expense. Real estate taxes increased at Waterford and Stonebridge Manor due to higher assessments, and at Versailles Village due to an increased mill rate.

     General and administrative expense increased approximately $9,000 for the year ended December 31, 1996, as compared with 1995, after excluding the Stewart's Glen decrease of $64,000. Payroll expenses at Stonebridge Manor increased primarily due to the hiring of new maintenance employees. Advertising costs for Waterford and Stonebridge Manor were lower as a result of improving occupancy, and increased at Versailles Village in an effort to increase occupancy. In addition, legal fees were lower in 1996 than in 1995.

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

     Depreciation and amortization decreased for the year ended December 31, 1996, as compared with 1995, as a result of the Stewart's Glen sale in April 1996.

INFLATION

     With inflation at a low rate during 1997, 1996 and 1995, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)



                                                                INDEX

                                                                                                                             PAGE

Report of Independent Accountants                                                                                              15
Financial Statements:
     Balance Sheets, December 31, 1997 and 1996                                                                                16
     Statements of Operations, For the Years Ended December 31, 1997, 1996 and 1995                                            17
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1997, 1996 and 1995                           18
     Statements of Cash Flows, For the Years Ended December 31, 1997, 1996 and 1995                                            19
     Notes to Financial Statements                                                                                             20

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1997                                                         26


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                      Report of Independent Accountants



To the Partners of
 Connecticut General Realty Investors III
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Realty Investors III Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Hartford, Connecticut
February 18, 1998




                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1997 AND 1996

                                                               ASSETS                     1997                       1996

Property and improvements, at cost:
     Land and land improvements                                                   $     2,964,303           $     4,170,151
     Buildings                                                                         16,618,817                25,569,468
     Furniture and fixtures                                                             1,390,985                 2,071,051
                                                                                  ---------------           ---------------
                                                                                       20,974,105                31,810,670
     Less accumulated depreciation                                                      8,112,558                11,431,301
                                                                                  ---------------           ---------------
              Net property and improvements                                            12,861,547                20,379,369

Cash and cash equivalents                                                                 682,614                   638,965
Accounts receivable (net of allowance of $12,907 in 1997 and
 $6,497 in 1996)                                                                            9,819                    11,058
Escrow deposits                                                                           144,407                   175,298
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                     926,086                 1,131,995
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    15,132,133           $    22,844,345
                                                                                  ===============           ===============

                                             LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
     Notes and mortgages payable                                                  $    15,452,462           $    20,807,619
     Accounts payable and accrued expenses (including $20,550
      in 1997 and $5,978 in 1996 due to affiliates)                                       235,092                   245,094
     Tenant security deposits                                                              61,350                   151,867
     Unearned income                                                                       13,011                    29,624
                                                                                  ---------------           ---------------
              Total liabilities                                                        15,761,915                21,234,204
                                                                                  ---------------           ---------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             25,802                    11,518
         Cumulative cash distributions                                                    (28,494)                  (23,426)
                                                                                  ---------------           ---------------
                                                                                           (1,692)                  (10,908)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units):
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (15,120,129)              (17,887,925)
         Cumulative cash distributions                                                 (7,916,013)               (2,899,078)
                                                                                  ---------------           ---------------
                                                                                         (628,090)                1,621,049
                                                                                  ---------------           ---------------
              Total partners' capital (deficit)                                          (629,782)                1,610,141
                                                                                  ---------------           ---------------
              Total                                                               $    15,132,133           $    22,844,345
                                                                                  ===============           ===============




             The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                           1997                    1996                     1995
                                                                           ----                    ----                     ----


Income:
     Rental income                                                   $   4,439,392           $   4,932,691           $   5,470,498
     Other income                                                          104,094                 123,278                 189,499
     Interest income                                                        97,320                 149,601                 158,944
                                                                     -------------           -------------           -------------
                                                                         4,640,806               5,205,570               5,818,941
                                                                     -------------           -------------           -------------

Expenses:
     Property operating expenses                                         1,278,482               1,452,587               1,565,854
     General and administrative                                            659,864                 718,639                 773,405
     Fees and reimbursements to affiliates                                 150,853                 181,933                 108,330
     Provision for doubtful accounts                                        13,026                   6,633                  23,304
     Interest expense (includes $25,500 for 1996
      and $68,000 for 1995 to affiliates)                                1,378,234               1,749,224               2,227,301
     Depreciation and amortization                                         952,497               1,112,487               1,331,623
                                                                     -------------           -------------           -------------
                                                                         4,432,956               5,221,503               6,029,817
                                                                     -------------           -------------           -------------

         Income (loss) from operations                                    207,850                  (15,933)               (210,876)

Gain on sale of property                                                 2,574,230               2,440,258                      --
                                                                     -------------           -------------           -------------

         Net income (loss)                                           $   2,782,080           $   2,424,325           $    (210,876)
                                                                     =============           =============           =============

Net income (loss):
     General Partner                                                 $      14,284           $     114,283           $      (2,108)
     Limited partners                                                    2,767,796               2,310,042                (208,768)
                                                                     -------------           -------------           -------------
                                                                     $   2,782,080           $   2,424,325           $    (210,876)
                                                                     =============           =============           =============


Net income (loss) per Unit                                           $      111.35           $       92.94           $       (8.40)
                                                                     =============           =============           =============

Cash distributions per Unit                                          $      201.84           $       63.00           $          --
                                                                     =============           =============           =============










             The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          General                 Limited
                                                                          Partner                Partners                   Total


Balance (deficit) at December 31, 1994                                $   (113,012)          $   1,092,693           $     979,681

Distributions                                                                   --                  (6,990)                 (6,990)

Net loss                                                                    (2,108)               (208,768)               (210,876)
                                                                      ------------           --------------          --------------

Balance (deficit) at December 31, 1995                                    (115,120)                876,935                 761,815

Distributions                                                              (10,071)             (1,565,928)             (1,575,999)

Net income                                                                 114,283               2,310,042               2,424,325
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1996                                     (10,908)              1,621,049               1,610,141

Distributions                                                               (5,068)             (5,016,935)             (5,022,003)

Net income                                                                  14,284               2,767,796               2,782,080
                                                                      ------------           -------------           -------------

Deficit at December 31, 1997                                          $     (1,692)          $    (628,090)          $    (629,782)
                                                                      ============           =============           =============




















             The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           1997                    1996                     1995
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income (loss)                                               $     2,782,080      $      2,424,325         $      (210,876)
     Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
         Gain on sale of property                                         (2,574,230)           (2,440,258)                     --
         Depreciation and amortization                                       952,497             1,112,487               1,331,623
         Provision for doubtful accounts                                      13,026                 6,633                  23,304
         Accounts receivable                                                 (11,787)               (9,997)                 56,266
         Escrow deposits                                                      30,891               105,938                (109,971)
         Accounts payable                                                     54,631              (128,116)                 48,897
         Accrued interest payable                                                 --               (72,946)                     --
         Other, net                                                         (107,130)              (13,878)                141,168
                                                                     ---------------      ----------------         ---------------
              Net cash provided by operating activities                    1,139,978               984,188               1,280,411
                                                                     ---------------      ----------------         ---------------

Cash flows from investing activities:
     Proceeds from sale of property                                        9,800,000             7,853,900                      --
     Payment of closing costs related to sale of property                   (223,733)             (102,306)                     --
     Purchases of property and improvements                                 (295,436)             (454,948)               (213,345)
                                                                     ---------------      ----------------         ---------------
              Net cash provided by (used in)
               investing activities                                        9,280,831             7,296,646                (213,345)
                                                                     ---------------      ----------------         ---------------

Cash flows from financing activities:
     Distribution to limited partners                                     (5,016,935)           (1,572,918)                 (3,672)
     Distribution to General Partner                                          (5,068)              (10,071)                     --
     Repayment of notes and mortgage loans                                (5,355,157)           (8,540,003)             (5,439,969)
     Proceeds from notes and mortgage loans                                       --                    --               5,300,000
     Payment of financing costs                                                   --                    --                (105,010)
                                                                     ---------------      ----------------         ---------------
               Net cash used in financing activities                     (10,377,160)          (10,122,992)               (248,651)
                                                                     ---------------      ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                          43,649            (1,842,158)                818,415
Cash and cash equivalents, beginning of year                                 638,965             2,481,123               1,662,708
                                                                     ---------------      ----------------         ---------------
Cash and cash equivalents, end of year                               $       682,614      $        638,965         $     2,481,123
                                                                     ===============      ================         ===============

Supplemental disclosure of cash information:
     Interest paid during year                                       $     1,378,234      $      1,822,170         $     2,227,301
                                                                     ===============      ================         ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                  $            --      $         64,633         $        45,941
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

     In December 1993, the Partnership refinanced the mortgages encumbering its Oklahoma property, Waterford Apartments. In conformity with the loan requirements, the property was segregated from the Partnership's remaining investment properties. The Partnership contributed the real property and improvements subject to mortgage debt and net working capital to the Waterford Partnership, a Connecticut general partnership, in exchange for a 99.9% general partnership interest, and the General Partner contributed $1 in exchange for a 0.1% general partnership interest. The General Partner's interest is held in trust for the benefit of Tulsa Corporation, the stock of which is 100% owned by the Partnership.

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

B) FINANCIAL INSTRUMENTS: Except for Notes and Mortgages Payable, financial instruments subject to fair value disclosure requirements are carried in the financial statements at amounts that approximate fair value. For Notes and Mortgages Payable, the estimate of fair value was based on the quoted market prices for similar issues or by discounted cash flow analyses which utilize current interest rates for similar financial instruments with comparable terms and credit quality.

C) PROPERTY AND IMPROVEMENTS: Property and improvements are either held for the production of income or held for sale. Property and improvements held for the production of income are carried at depreciated cost less any write-downs to fair value. The cost represents the initial purchase price and subsequent capitalized costs and adjustments, including certain acquisition expenses. Depreciation is calculated on the straight-line method based on the estimated useful lives of the various components (5 to 30 years).

     Properties are considered held for sale when they are subject to an active plan to find a buyer and a sale is likely to be completed within one year. Effective with the implementation of SFAS No. 121, properties held for sale are carried at the lower of cost or fair value less estimated costs to sell (through the use of valuation reserves). Properties that are held for sale are no longer depreciated. As of July 1997, the Partnership held Stonebridge Manor Apartments for sale and on October 23, 1997, the Partnership completed the sale. Net income was $153,350 for the period that the Partnership held Stonebridge Manor Apartments for sale.

D) CASH AND CASH EQUIVALENTS: Short-term investments with a maturity of three months or less at the time of purchase are generally reported as cash equivalents.

E) ESCROW DEPOSITS AND ESCROWED DEBT SERVICE FUNDS: Escrow deposits consist of funds held to pay property taxes and insurance required by the Partnership's mortgage lenders, and a maintenance escrow required by Waterford's mortgage lender. Escrowed debt service funds relate to Waterford and include debt service reserves and a cash collateral reserve.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


F) DEFERRED CHARGES: Deferred charges consist of a surety fee, relating to the financing of the Waterford Apartments, which is amortized over the ten year period of the surety, and financing costs for both of the Partnership's properties, which are amortized over the lives of the respective loans.

G) PARTNERS' CAPITAL: Offering costs, comprised of sales commissions and other issuance expenses, have been charged to the partners' capital accounts as incurred.

H) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   FEDERAL INCOME TAX REPORTING

The principal differences between generally accepted accounting principles and tax reporting is the classification of offering costs (sales commissions and other issuance expenses) and the method of depreciation. The net effects of the differences as of December 31, 1997, 1996 and 1995, are summarized as follows:

                                           1997                                 1996                              1995
                              -----------------------------       ----------------------------       -----------------
                                Financial            Tax            Financial           Tax            Financial          Tax
                                Reporting         Reporting         Reporting        Reporting         Reporting       Reporting

Total assets                   $ 15,132,133     $ 11,933,069      $ 22,844,345      $ 17,279,595     $ 30,739,260      $ 25,385,321
Partners' capital
   (deficit):
     General Partner                 (1,692)         (29,428)          (10,908)         (126,311)        (115,120)         (179,084)
     Limited partners              (628,090)      (3,786,838)        1,621,049        (3,799,106)         876,935        (4,387,497)

Net income (loss) (a):
     General Partner                 14,284          101,951           114,283            62,844           (2,108)           (6,147)
     Limited partners             2,767,796        5,029,203         2,310,042         2,154,319         (208,768)         (608,609)

Net income (loss) per Unit (a)       111.35           202.33             92.94             86.67            (8.40)           (24.48)


(a) Included in 1997 is a gain on sale of property of $2,574,230 ($2,562,025 or $103.07 per Unit to limited partners) for financial reporting purposes and a gain of $5,265,441 ($5,162,147 or $207.68 per Unit to limited partners) for tax reporting. Included in 1996 is a gain on sale of property of $2,440,258 ($2,325,815 or $93.57 per Unit to limited partners) for financial reporting purposes and a gain of $2,703,671 ($2,635,963 or $106.05 per Unit to limited partners) for tax reporting.

4.   INVESTMENT PROPERTIES

     The Partnership purchased four apartment complexes located in Ohio, Oklahoma, Louisiana and Illinois and one shopping center located in Florida. At December 31, 1997, the Partnership held for the production of income two residential properties which were operating with leases in effect generally for a term of one year or less. As of July 1997, the Partnership was holding the New Orleans property, Stonebridge Manor Apartments, for sale. On October 23, 1997, the Partnership completed the sale of Stonebridge Manor Apartments. Each investment property is pledged as security for its respective non-recourse long-term debt.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     On January 27, 1993, the Partnership sold an outparcel at the Promenades Plaza Shopping Center with a net book value of $376,083 for a sales price of $500,000, netting the Partnership $452,500 after commission and closing costs. The Partnership recognized a gain on the sale of $76,417 in 1993. On September 22, 1994, the Partnership completed the sale of Promenades Plaza for a gross sales price of $6,572,000. The property had a carrying value of $6,239,957 (net of impairment losses of $5,000,000 in 1993 and $700,000 in 1991). After deducting closing costs of $307,206, the Partnership recorded a gain of $24,837 in 1994.

     The Promenades Plaza Shopping Center had leases which provided for additional rents based upon a percentage of tenant sales over a specified amount. The amount recorded by the Partnership for such rents in 1995 was $39,433.

     On April 30, 1996, the Partnership completed the sale of Stewart's Glen III for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage loan obligation, the Partnership netted $2,890,011. The property had a carrying value of $5,311,336. After deducting closing costs of $102,306, the Partnership recorded a gain of $2,440,258.

5.   DEFERRED CHARGES

     Deferred charges at December 31, 1997 and 1996 consist of the following:
                                                 1997                1996
                                                 ----                ----

     Surety fee - Waterford financing       $     963,910       $     963,910
     Financing costs                              660,522             765,532
                                            -------------       -------------
                                                1,624,432           1,729,442
     Accumulated amortization                    (698,346)           (597,447)
                                            -------------       -------------
                                            $     926,086       $   1,131,995
                                            =============       =============

6.   NOTES AND MORTGAGES PAYABLE

     The Partnership's debt is non-recourse to the Partnership and is secured by the investment properties. Notes and mortgages payable at December 31, 1997 and 1996 consist of the following:

                                                                                                   December 31
                                                                                                   -----------
                                                                                        1997                       1996
                                                                                        ----                       ----


8% mortgage note for Versailles  Village  Apartments.  Principal and interest of
$32,416  payable  monthly from May 1, 1994 until April 1, 2001, when the balance
of $3,704,876 will be due.                                                        $     3,969,129            $     4,037,591

Waterford  Apartments  promissory note financed with  industrial  revenue bonds.
Non-taxable Series 1993A Bonds; 5.35%; interest only payments of $50,624 12/1/93 to 12/1/2018 due monthly;  10% of principal  required in cash collateral account by  12/1/2003;  cash  collateral  set up at closing  with  $100,000;  additional
contributions to collateral account begin 12/1/98; bond maturity, 12/1/2018.           11,355,000                 11,355,000

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



                                                                                                   December 31
                                                                                                   -----------
                                                                                          1997                    1996
                                                                                          ----                    ----
Waterford  Apartments  promissory note financed with  industrial  revenue bonds.
Taxable Series 1993B Bonds; 5.75%;  interest only payments of $1,917 due monthly
12/1/93 to 12/1/95,  principal  and  interest of $12,750 due monthly  12/1/95 to
6/1/96, $11,605 6/1/96 to 12/1/96,  $12,984 12/1/96 to 6/1/97, $11,816 6/1/97 to
12/1/97,  $12,338 12/1/97 to 6/1/98,  $12,002 6/1/98 to 12/1/98; fully amortized
by 12/1/98.                                                                              128,333                 263,333

10.15% note for Stonebridge Manor Apartments.  Principal and interest of $52,172 payable  monthly  from May 1, 1995 until March 1, 1998.  The note had a maturity date of April 1, 1998.  The  property  was sold on October 23, 1997 and the note
was retired.                                                                                  --               5,151,695
                                                                                  ---------------        ---------------
Total notes and mortgages payable                                                 $    15,452,462        $    20,807,619
                                                                                  ===============        ===============

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

Five year maturities of long-term debt are summarized as follows:

                           1998                    $       202,478
                           1999                             80,299
                           2000                             86,963
                           2001                          3,727,722
                           2002                                 --
                           Thereafter                   11,355,000

     The fair value of notes and mortgages payable was approximately $15,800,000 at December 31, 1997 and $21,200,000 at December 31, 1996. The estimate of fair value was based on the quoted market prices for similar issues or by discounted cash flow analysis which utilize current interest rates for similar financial instruments with comparable terms and credit quality.

7.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1997, 1996 and 1995 are as follows:
                                       1997          1996             1995
                                       ----          ----             ----

     Property management fees(a)   $    33,300   $    38,756     $    44,461
     Partnership management fees        64,272        99,601              --

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Printing                           17,101         7,785          10,823
     Reimbursement (at cost) for
      out-of-pocket expenses            36,180        35,791          53,046
                                   -----------   -----------     -----------
                                   $   150,853   $   181,933     $   108,330
                                   ===========   ===========     ===========

(a) Does not include property management fees earned by independent property management companies of $192,406, $213,881 and $235,974 for 1997, 1996 and
     1995, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

     In addition, the Partnership had third party borrowings outstanding during 1996 and 1995 which were guaranteed by an affiliate of the General Partner for an annual fee of 2% of the outstanding balance. The note was paid in full on May 15, 1996.

8.   SALE OF PROPERTY

     On October 23, 1997, the Partnership completed the sale of Stonebridge Manor Apartments to TGM Realty Corp. #6, a Delaware corporation, for an all cash gross sales price of $9,800,000. The property had a depreciated cost of $7,002,037 as of the date of sale. After deducting closing costs of $223,733, the Partnership recorded a gain of $2,574,230. The Partnership distributed the net proceeds from the sale to limited partners on November 15, 1997.

9.    PARTNERSHIP AGREEMENT

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

10.   SUBSEQUENT EVENT

      On February 15, 1998, the Partnership paid a cash distribution of $141,679 to the limited partners and $1,431 to the General Partner.



                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997


                                                                                                         Costs
                                                                                                      Capitalized
                                                     Initial Cost to Partnership (B)(C)                Subsequent
                                                                                                     to Acquisition

Description of Apartment                                                                             Land, Building
  Complexes by Property                      Land and Land                        Furniture and     Improvements and
        Location          Encumbrances (A)    Improvements       Buildings          Fixtures      Furniture & Fixtures

Versailles Village Apts.        $ 4,100,806         $ 562,000       $ 4,857,554         $ 406,800            $ 968,762
Forest Park, OH

Waterford Apts.                  11,744,167         2,085,826        11,343,875           492,765              256,523
Tulsa, OK                       -----------        ----------       -----------          --------           ----------

Totals                          $15,844,973        $2,647,826       $16,201,429          $899,565           $1,225,285
                                ===========        ==========       ===========          ========           ==========





                                           Gross Amount at Which Carried at Close of Period (D)(E)
Description of Apartment
  Complexes by Property            Land and Land
        Location                    Improvements            Buildings       Furniture and Fixtures          Total

Versailles Village Apts.              $ 778,126            $ 5,188,697             $ 828,293              $ 6,795,116
Forest Park, OH

Waterford Apts.                       2,186,177             11,430,120               562,692               14,178,989
Tulsa, OK                            ----------            -----------            ----------

Total                                $2,964,303            $16,618,817            $1,390,985              $20,974,105
                                     ==========            ===========            ==========              ===========




                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                        REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)

                                                          DECEMBER 31, 1997



                                                                                               Life on Which
     Description of                                                                          Depreciation in Latest
        Apartment                                                                                Statement of
      Complexes by               Accumulated           Date of                                  Operations is
    Property Location           Depreciation (F)      Construction         Date Acquired            Computed

Versailles Village Apts.             $2,958,147          1970                02/06/85             5-30 years
Forest Park, OH

Waterford Apts.                       5,154,411          1984                10/31/85             5-30 years
Tulsa, OK                            ----------

Totals                               $8,112,558
                                     ==========


(A) Encumbrances, which are secured by the Partnership's properties include accrued interest payable at maturity (See Notes to Financial Statements).
(B) The cost to the Partnership represents the initial purchase price of the properties including certain acquisition fees and expenses.
(C) The Partnership recorded $774,493 under the guarantee agreement from the sellers of Waterford, which was treated as a reduction of initial cost.
(D) The aggregate cost of real estate owned at December 31, 1997 for federal income tax purposes is $21,273,064.
(E)  Reconciliation of real estate owned:


         Description                       1997                   1996                  1995

Balance at beginning of period          $31,810,670            $38,902,618           $38,649,982

Additions during period                     230,803                488,210               252,636

Reductions during period (G)            (11,067,368)            (7,580,158)                   --
                                        -----------            -----------           -----------
Balance at end of period                $20,974,105            $31,810,670           $38,902,618
                                        ===========            ===========           ===========

(F) Reconciliation of accumulated depreciation:


         Description                        1997                   1996                  1995

Balance at beginning of period          $11,431,301            $12,770,211           $11,629,808

Additions during period                     772,880                915,342             1,140,403

Reductions during period (G)             (4,091,623)            (2,254,252)                   --
                                         ----------            -----------           -----------
Balance at end of period                 $8,112,558            $11,431,301           $12,770,211
                                         ==========            ===========           ===========

(G) Includes sale of Stonebridge Manor Apartments in 1997 and Stewart's Glen Apartments Phase III in 1996.

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

      The directors and executive officers of the General Partner as of March 1, 1998 are as follows:

     Name                                        Office                                          Served Since

     R. Bruce Albro                              Director                                        May 2, 1988

     Robert Fair                                 Director                                        March 1, 1998

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

     John D. Carey                               President                                       September 7, 1993

     Verne E. Blodgett                           Vice President, Counsel                         April 2, 1990

     Joseph W. Springman                         Vice President, Assistant Secretary             September 7, 1993

     David C. Kopp                               Secretary                                       September 29, 1989

     Stephen C. Stachelek                        Treasurer                                       May 20, 1997

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

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:

                            R. BRUCE ALBRO - DIRECTOR

     Mr. Albro, age 55, a Senior Managing Director of CIGNA Investment Management, joined Connecticut General's Investment Operations in 1971 as an Equities Securities Analyst in Paper, Forest Products, Building and Machinery. Subsequently, he served as a Research Department Unit Head, as an Assistant Portfolio Manager, then as Director of Equity Research and a member of the senior staff of CIGNA Investment Management Company and as a Portfolio Manager in the Fixed Income area. He then headed the Marketing and Merchant Banking area for CIGNA Investments, Inc. Prior to his current assignment of Division Head, Portfolio Management Division, he was an insurance portfolio manager, and prior to that, he was responsible for Individual Investment Product Marketing. In addition, Mr. Albro currently serves as President of the CIGNA Funds Group and other CIGNA affiliated mutual funds. Mr. Albro received a Master of Arts degree in Economics from the University of California at Berkeley and a Bachelor of Arts degree in Economics from the University of Massachusetts at Amherst. He is a Chartered Financial Analyst.

                             ROBERT FAIR - DIRECTOR

     Mr.   Fair,   age  44,   is   Managing   Director   and   head   of   Asset
Management/Dispositions in the Real Estate Division of CIGNA Investment Management. He joined CIGNA's real estate operations in 1979 and has held a variety of positions, including regional head apartment property management team and head of the Asset Management Dispositions unit. Most recently, he was a leader of a mortgage investment team. Before coming to CIGNA, he was associated with several major construction firms. Mr. Fair holds a Bachelor of Science degree from Worcester Polytechnic Institute.

                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 49, is Senior Managing Director and Division Head of CIGNA Investment Management, in charge of the Real Estate Investment Division. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining CIGNA, he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his current position, Mr. Ward held assignments in CIGNA Investments, Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and a trustee of the International Council of Shopping Centers. He is a member of the Board of Directors of Simon DeBartolo Corporation and Patriot American Hospitality Corporation.

                            JOHN D. CAREY - PRESIDENT

     Mr. Carey, age 34, is the President of the General Partner and CIGNA Financial Partners, Inc. (CFP) and manages the Tax Advantaged Investment unit of CIGNA Investment Management - Real Estate. Mr. Carey was elected President in 1993, and from 1990 to 1996, he served as the Controller of the General Partner and CFP. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 60, is an Assistant General Counsel of CIGNA. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. He has served as CIGNA Investment Counsel, Counsel to CIGNA Individual Insurance, and is currently a member of the CIGNA Domestic Property and Casualty Law Department. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.

            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 56, is Managing Director and department head responsible for Acquisitions. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director - Real Estate Operations, Portfolio Management, Vice President - Real Estate Production and Managing Director - Asset
Management.  He  received  a  Bachelor  of Science  degree  from the U.S.  Naval
Academy.

                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 52, is Secretary of CIGNA Investments, Inc., Corporate Secretary of Connecticut General Life Insurance Company and Assistant Corporate Secretary and Assistant General Counsel, Insurance and Investment Law of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is past President of the Hartford Chapter, American Society of Corporate Secretaries.

                        STEPHEN C. STACHELEK - TREASURER

     Stephen C. Stachelek, age 40, is Assistant Vice President and Division Treasurer for CIGNA's Retirement and Investment Services, Investment Management and Reinsurance Divisions. In this capacity, he manages a staff responsible for cash and liquidity management, cash accounting, cash receipts and cash disbursements processing, reconciliation of bank accounts and ensuring that the Divisions' treasury needs are met for each to effectively conduct its business. Stephen joined CIGNA in 1988. He held numerous positions in CIGNA's HealthCare Division before joining the Corporate Treasury function in late 1994. He received a B.S. degree from Central Connecticut State University, an M.B.A. from Northeastern University and is a Certified Public Accountant.

                       JOSEPHINE C. DONOFRIO - CONTROLLER

     Ms. Donofrio, age 30, was elected Controller of Tax Advantaged Investments in 1996. In 1993, Ms. Donofrio joined CIGNA Investment Management - Real Estate as a member of the Tax Advantaged Investment Unit. Prior to joining CIGNA Investment Management, Ms. Donofrio was a senior accountant at Kostin, Ruffkess & Company, LLC. Her experiences include financial and tax reporting for public and private real estate limited partnership syndications. Ms. Donofrio is a graduate of the University of Connecticut with a Bachelor of Science Degree. She is a Certified Public Accountant and a member of the Connecticut Society of Certified Public Accountants.

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

     As of March 1, 1998, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                        Units         Shares
                                    Beneficially   Beneficially    Percent
     Name                             Owned(a)       Owned(b)     of Class

     R. Bruce Albro (c)                    0           11,125          *
     Robert Fair (d)                       0            2,773          *
     Philip J. Ward (e)                    0           16,821          *

     All directors and officers
     Group (9) (f)                         0           37,460          *


     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 8,281 shares and 933 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 1,245 shares and 1,120 shares which are restricted as to disposition.
(e) Shares beneficially owned includes options to acquire 7,780 shares and 1,165 shares which are restricted as to disposition.
(f) Shares beneficially owned by directors and officers include 19,431 shares of CIGNA common stock which may be acquired upon exercise of stock options and 7,027 shares which are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. In 1997, the General Partner was entitled to receive distributable cash from operations of $5,068. The General Partner was allocated a share of Partnership income in 1997 of $14,284 which includes gain from the sale of Stonebridge Manor Apartments of $12,205. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     CII provided asset management services to the Partnership during 1997 at fees calculated at 5% of gross revenues from the Versailles Village Apartments, Waterford Apartments, and Stonebridge Manor Apartments less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1997, such affiliate earned asset management fees amounting to $33,300 for such services, of which $3,257 was unpaid as of December 31, 1997. Non-affiliated third party independent property managers contracted by CII earned $192,406 of management fees.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. The partnership management fee shall be paid when adjusted cash from operations is distributed to Limited Partners. In 1997, CFP earned partnership management fees amounting to $64,272 for such services, of which $14,154 was unpaid as of December 31, 1997.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1997, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $53,281, of which $3,139 was unpaid as of December 31, 1997.


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

              (aa) Agreement of Purchase and Sale for Stonebridge Manor Apartments dated October 22, 1997 between the Registrant and TGM Realty Corp. #6, a Delaware corporation.

              27    Financial Data Schedules.

     (b) Reports on Form 8-K:

         Registrant reported the sale of the Stonebridge Manor Apartments on Form 8-K dated November 6, 1997.

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

                    CONNECTICUT GENERAL REALTY INVESTORS III
                    LIMITED PARTNERSHIP

                               By: CIGNA Realty Resources, Inc. - Fifth, General Partner



Date:  March 27, 1998          By:      /s/   John D. Carey
                                        -------------------
                                        John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.



     /s/   R. Bruce Albro                                 Date:   March 27, 1998
     ------------------------------------------
     R. Bruce Albro, Director



     /s/   Robert Fair                                    Date:   March 27, 1998
     ------------------------------------------
     Robert Fair, Director



     /s/   Philip J. Ward                                 Date:   March 27, 1998
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John D. Carey                                  Date:   March 27, 1998
     ------------------------------------------
     John D. Carey, President
     (Principal Executive Officer)



     /s/   Stephen C. Stachelek                           Date:   March 27, 1998
     ------------------------------------------
     Stephen C. Stachelek, Treasurer
     (Principal Financial Officer)



     /s/   Josephine Donofrio                             Date:   March 27, 1998
     ------------------------------------------
     Josephine Donofrio, Controller
     (Principal Accounting Officer)