Form 10-Q
period 1998-03-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-05-13
CIK 745471

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

                  For the quarterly period ended March 31, 1998

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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                         March 31,                 December 31,
                                                                                          1998                        1997
                                                               Assets                   (Unaudited)                  (Audited)

 Property and improvements, at cost:
     Land and land improvements                                                      $    2,964,303               $    2,964,303
     Buildings                                                                           16,624,871                   16,618,817
     Furniture and fixtures                                                               1,398,478                    1,390,985
                                                                                     --------------               --------------
                                                                                         20,987,652                   20,974,105
     Less accumulated depreciation                                                        8,267,657                    8,112,558
                                                                                     --------------               --------------
              Net property and improvements                                              12,719,995                   12,861,547

Cash and cash equivalents                                                                   700,109                      682,614
Accounts receivable (net of allowance of $14,970
   in 1998 and $12,907 in 1997)                                                               6,480                        9,819
Escrow deposits                                                                              82,095                      144,407
Prepaid insurance                                                                             6,686                           --
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                       885,564                      926,086
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   14,908,589               $   15,132,133
                                                                                     ==============               ==============

                   Liabilities and Partners' Capital (Deficit)

Liabilities:
     Notes and mortgages payable                                                     $   15,399,476               $   15,452,462
     Accounts payable and accrued expenses (including $24,438
       in 1998 and $31,485 in 1997 due to affiliates)                                       183,797                      235,092
     Tenant security deposits                                                                63,859                       61,350
     Unearned income                                                                         10,871                       13,011
                                                                                     --------------               --------------
              Total liabilities                                                          15,658,003                   15,761,915
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               26,037                       25,802
         Cumulative cash distributions                                                      (29,925)                     (28,494)
                                                                                     --------------               --------------
                                                                                             (2,888)                      (1,692)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (15,096,886)                 (15,120,129)
         Cumulative cash distributions                                                   (8,057,692)                  (7,916,013)
                                                                                     --------------               --------------
                                                                                           (746,526)                    (628,090)
                                                                                     --------------               --------------
              Total partners' deficit                                                      (749,414)                    (629,782)
                                                                                     --------------               --------------
              Total                                                                  $   14,908,589               $   15,132,133
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

                                                                 2



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                                               1998                    1997
                                                                                               ----                    ----


Income:
     Rental income                                                                        $      775,774           $   1,170,579
     Other income                                                                                 13,254                  27,252
     Interest income                                                                              16,262                  15,856
                                                                                          --------------           -------------
                                                                                                 805,290               1,213,687
                                                                                          --------------           -------------

Expenses:
     Property operating expenses                                                                 218,281                 308,737
     General and administrative                                                                  108,632                 164,450
     Fees and reimbursements to affiliates                                                        26,129                  39,427
     Interest expense                                                                            233,149                 366,991
     Depreciation and amortization                                                               195,621                 280,691
                                                                                          --------------           -------------
                                                                                                 781,812               1,160,296
                                                                                          --------------           -------------

              Net income                                                                  $       23,478           $      53,391
                                                                                          ==============           =============

Net income:
     General Partner                                                                      $          235           $         534
     Limited partners                                                                             23,243                  52,857
                                                                                          --------------           -------------
                                                                                          $       23,478           $      53,391
                                                                                          ==============           =============

Net income per Unit                                                                       $         0.94           $        2.13
                                                                                          ==============           =============

Cash distribution per Unit                                                                $         5.70           $          --
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

                                                                 3




          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

               For the Three Months Ended March 31, 1998 and 1997
                                   (Unaudited)

                                                                                         1998                      1997
                                                                                         ----                      ----


Cash flows from operating activities:
     Net income                                                                   $        23,478           $        53,391
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                    195,621                   280,691
         Accounts receivable                                                                3,339                     7,370
         Accounts payable and accrued expenses                                            (51,295)                   17,530
         Accrued interest payable                                                              --                    44,877
         Escrow deposits                                                                   62,312                    28,930
         Other, net                                                                        (6,317)                  (57,296)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   227,138                   375,493
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                                (13,547)                 (139,709)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Distribution to limited partners                                                    (141,679)                       --
     Distribution to General Partner                                                       (1,431)                       --
     Repayment of notes and mortgage loans                                                (52,986)                  (70,305)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (196,096)                  (70,305)
                                                                                  ---------------           ---------------

Net increase in cash and cash equivalents                                                  17,495                   165,479
Cash and cash equivalents, beginning of year                                              682,614                   638,965
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       700,109           $       804,444
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       233,149           $       322,114
                                                                                  ===============           ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                               $            --           $         4,432
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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                          Notes to Financial Statements
                                   (Unaudited)


     Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

2.   Deferred Charges

     Deferred charges consist of the following:

                                                                                       March 31,               December 31,
                                                                                         1998                      1997

     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         660,522                   660,522
                                                                                  ---------------           ---------------
                                                                                        1,624,432                 1,624,432
     Accumulated amortization                                                            (738,868)                 (698,346)
                                                                                  ---------------           ----------------
                                                                                  $       885,564           $       926,086
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:

                                                                                  Three Months Ended             Unpaid at
                                                                                      March 31,                  March 31,
                                                                                1998             1997              1998
                                                                                ----             ----              ----

     Property management fees (a)                                            $     4,857     $     8,943      $     3,242
     Partnership management fees                                                  13,036          16,000           13,036
     Reimbursement (at cost) for
      out-of-pocket expenses                                                       8,236          14,484            8,160
                                                                             -----------     -----------      -----------
                                                                             $    26,129     $    39,427      $    24,438
                                                                             ===========     ===========      ===========


          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements (Continued)
                                   (Unaudited)


(a) Does not include on-site property management fees earned by independent property management companies of $34,369 and $50,494 for the three months ended March 31, 1998 and 1997, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Subsequent Event

     On May 15, 1998, the Partnership paid a distribution of $130,494 to the limited partners and $1,318 to the General Partner.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     Except for historical information provided in this Management's Discussion and Analysis, statements made in this document are forward-looking and contain information about financial results, economic conditions, trends, and known uncertainties. The Partnership cautions the reader that actual results could differ materially from those expected by the Partnership.

Liquidity and Capital Resources

     At March 31, 1998, the Partnership had $700,109 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the quarter ended March 31, 1998, the Partnership generated $133,000 of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. The Partnership's first quarter 1998 cash distribution of $130,494 or $5.25 per Unit is payable on May 15, 1998, and represents the first quarter's adjusted cash from operations. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining two properties. The Partnership's current plans assume the sale of the two remaining apartment projects in early 1999. Once the Partnership completes the sales of the two remaining properties, the Partnership will distribute the net sales proceeds to the limited partners as part of a complete liquidation and Partnership termination.

Results of Operations

     Generally, decreases reflected in the statement of operations for the three months ended March 31, 1998, as compared with the same period in 1997, are the result of the sale of Stonebridge Manor Apartments in October 1997. Besides the sale, the Partnership's results reflect the following changes at the two remaining properties. Rental income at Waterford increased 5% due to an increase in rates throughout 1997. Waterford plans to increase rates at a similar pace in 1998. Versailles Village reported a 12% increase in property operating expenses, which generally was the result of the timing of repairs and maintenance expenses. As 1998 progresses, the change in repairs and maintenance expenses, when compared with the same period of the prior year, is expected to diminish at Versailles Village.

     Fees and reimbursements to affiliates decreased because of a drop in the property management fees (resulting from the sale of Stonebridge Manor), lower partnership management fees as a result of less cash available for distribution (resulting from the sale of Stonebridge Manor), and a savings in 1998 on printing costs.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)




                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1997                                      1998
                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31


1.   Versailles Village Apartments
     Forest Park, Ohio                        94%          96%          98%          94%                   97%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          95%          96%          92%                   94%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana (a)               97%          97%          96%          N/A                   N/A


An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stonebridge Manor Apartments was sold October 23, 1997.

Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended March 31, 1998.

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




Date: May 13, 1998                   By:      /s/ John D. Carey
      -------------                           -----------------
                                              John D. Carey, President
                                              (Principal Executive Officer)



Date: May 13, 1998                   By:      /s/ Josephine C. Donofrio
      ------------                            -------------------------
                                              Josephine C. Donofrio, Controller
                                              (Principal Accounting Officer)