Form 10-Q
period 1998-06-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-08-14
CIK 745471

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

                  For the quarterly period ended June 30, 1998

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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                         June 30,                  December 31,
                                                                                           1998                        1997
                                                               Assets                   (Unaudited)                  (Audited)

Property and improvements, at cost:
     Land and land improvements                                                      $    3,003,903               $    2,964,303
     Buildings                                                                           16,630,778                   16,618,817
     Furniture and fixtures                                                               1,410,217                    1,390,985
                                                                                     --------------               --------------
                                                                                         21,044,898                   20,974,105
     Less accumulated depreciation                                                        8,423,479                    8,112,558
                                                                                     --------------               --------------
              Net property and improvements                                              12,621,419                   12,861,547

Cash and cash equivalents                                                                   666,275                      682,614
Accounts receivable (net of allowance of $9,464
   in 1998 and $12,907 in 1997)                                                               5,255                        9,819
Escrow deposits                                                                              78,333                      144,407
Prepaid insurance                                                                             8,552                           --
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                       845,042                      926,086
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   14,732,536               $   15,132,133
                                                                                     ==============               ==============

                        Liabilities and Partners' Deficit

Liabilities:
     Notes and mortgages payable                                                     $   15,346,129               $   15,452,462
     Accounts payable and accrued expenses (including $35,615
       in 1998 and $20,550 in 1997 due to affiliates)                                       158,787                      235,092
     Tenant security deposits                                                                72,312                       61,350
     Unearned income                                                                         10,651                       13,011
                                                                                     --------------               --------------
              Total liabilities                                                          15,587,879                   15,761,915
                                                                                     --------------               --------------

Partners' deficit:
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               26,296                       25,802
         Cumulative cash distributions                                                      (31,243)                     (28,494)
                                                                                     --------------               --------------
                                                                                             (3,947)                      (1,692)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (15,071,262)                 (15,120,129)
         Cumulative cash distributions                                                   (8,188,186)                  (7,916,013)
                                                                                     --------------               --------------
                                                                                           (851,396)                    (628,090)
                                                                                     --------------               --------------
              Total partners' deficit                                                      (855,343)                    (629,782)
                                                                                     --------------               --------------
              Total                                                                  $   14,732,536               $   15,132,133
                                                                                     ==============               ==============



   The Notes to Financial Statements are an integral part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                                --------                          --------
                                                                        1998               1997            1998             1997
                                                                        ----               ----            ----             ----

Income:
     Rental income                                                $      818,434    $   1,180,544    $    1,594,208   $   2,351,123
     Other income                                                         17,153           26,676            30,407          53,928
     Interest income                                                      19,474           18,475            35,736          34,331
                                                                  --------------    -------------    --------------   -------------
                                                                         855,061        1,225,695         1,660,351       2,439,382
                                                                  --------------    -------------    --------------   -------------

Expenses:
     Property operating expenses                                         237,110          339,650           455,391         648,387
     General and administrative                                          133,888          187,196           242,520         351,646
     Fees and reimbursements to affiliates                                29,385           41,589            55,514          81,016
     Interest expense                                                    232,451          367,096           465,600         734,087
     Depreciation and amortization                                       196,344          281,810           391,965         562,501
                                                                  --------------    -------------    --------------   -------------
                                                                         829,178        1,217,341         1,610,990       2,377,637
                                                                  --------------    -------------    --------------   -------------

         Net income                                               $       25,883    $       8,354    $       49,361   $      61,745
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $          259    $          83    $          494   $         617
     Limited partners                                                     25,624            8,271            48,867          61,128
                                                                  --------------    -------------    --------------   -------------
                                                                  $       25,883    $       8,354    $       49,361   $      61,745
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $         1.03    $        0.33    $         1.97   $        2.46
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $         5.25    $        6.45    $        10.95   $        6.45
                                                                  ==============    =============    ==============   =============


















   The Notes to Financial Statements are an integral part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 1998 and 1997
                                   (Unaudited)

                                                                                         1998                      1997
                                                                                         ----                      ----


Cash flows from operating activities:
     Net income                                                                   $        49,361           $        61,745
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                    391,965                   562,501
         Accounts receivable                                                                4,564                     6,791
         Accounts payable and accrued expenses                                            (76,305)                   37,649
         Escrow deposits                                                                   66,074                    15,150
         Other, net                                                                            50                   (30,696)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   435,709                   653,140
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                                (70,793)                 (183,996)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Distribution to limited partners                                                    (272,173)                 (160,321)
     Distribution to General Partner                                                       (2,749)                   (1,618)
     Repayment of notes and mortgage loans                                               (106,333)                 (153,927)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (381,255)                 (315,866)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                      (16,339)                  153,278
Cash and cash equivalents, beginning of year                                              682,614                   638,965
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       666,275           $       792,243
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       465,600           $       734,087
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

2.   Deferred Charges

     Deferred charges consist of the following:

                                                                                       June 30,                December 31,
                                                                                         1998                      1997

     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         660,522                   660,522
                                                                                  ---------------           ---------------
                                                                                        1,624,432                 1,624,432
     Accumulated amortization                                                            (779,390)                 (698,346)
                                                                                  ---------------           ---------------
                                                                                  $       845,042           $       926,086
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended             Six Months Ended              Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      --------                   --------
                                                 1998              1997         1998             1997              1998
                                                 ----              ----         ----             ----              ----

     Property management fees (a)          $      5,172     $       9,098    $    10,029    $     18,041     $      3,428
     Partnership management fees                 12,515            16,761         25,551          32,761           12,515
     Reimbursement (at cost) for
      out-of-pocket expenses                     11,698            15,730         19,934          30,214           19,672
                                           ------------     -------------    -----------     -----------      -----------
                                           $     29,385     $      41,589    $    55,514     $    81,016      $    35,615
                                           ============     =============    ===========     ===========      ===========


          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements (Continued)
                                   (Unaudited)



(a) Does not include on-site property management fees earned by independent property management companies of $36,334 and $51,050 for the three months ended June 30, 1998 and 1997, respectively, and $70,703 and $101,544 for the six months ended June 30, 1998 and 1997, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Subsequent Event

     On August 15, 1998, the Partnership paid a distribution of $125,274 to the limited partners and $1,265 to the General Partner.

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

Liquidity and Capital Resources

     At June 30, 1998, the Partnership had $666,275 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the three and six months ended June 30, 1998, the Partnership generated $127,000 and $260,000, respectively, of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. Property net operating income was consistent with the first quarter results. The Partnership expects capital expenditures to be 9% below those planned at the start of the year. The Partnership's first quarter 1998 distribution of $130,494 or $5.25 per Unit was paid on May 15, 1998. The Partnership's second quarter 1998 cash distribution of $125,274 or $5.04 per Unit is payable on August 15, 1998. The distributions represent the respective quarter's adjusted cash from operations. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining two properties. The Partnership's current plans assume the sale of the two remaining apartment projects in early 1999. Once the Partnership completes the sales of the two remaining properties, the Partnership will distribute the net sales proceeds to the limited partners as part of a complete liquidation and Partnership termination.

Results of Operations

     Generally, decreases reflected in the statement of operations for the three and six months ended June 30, 1998, as compared with the same periods in 1997, are the result of the sale of Stonebridge Manor Apartments in October 1997. Besides the sale, the Partnership's results reflect the following changes at the two remaining properties. Rental income at Waterford increased 8% for the three months and 6% for the six months ended June 30, 1998, as compared with the same periods in 1997, due to an increase in rates. At Versailles Village, strong occupancy and an increase in rates led to higher rental revenue for the three and six months ended June 30, 1998. Partially offsetting the increase in revenue was higher property operating expense at Versailles Village due to an increase in carpet, paint and cleaning expense. In addition, payroll costs were higher at Versailles Village due to a staffing vacancy in the second quarter of 1997 which led to an increase in general and administrative expense.

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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)



                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1997                                               1998
                                          -------------------------------------------------          -------------------------------

                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31             At 6/30
                                            -------      -------      -------     --------               -------             -------


1.   Versailles Village Apartments
     Forest Park, Ohio                        94%          96%          98%          94%                   97%                100%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          95%          96%          92%                   94%                 97%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana (a)               97%          97%          96%          N/A                   N/A                 N/A


An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stonebridge Manor Apartments was sold October 23, 1997.

Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended June 30, 1998.

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




Date: August 14, 1998            By:      /s/ John D. Carey
      ----------------                    -----------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: August 14, 1998            By:      /s/ Josephine C. Donofrio
      ---------------                     -------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)