Form 10-Q
period 1998-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1998-11-13
CIK 745471

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

                For the quarterly period ended September 30, 1998

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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                       September 30,               December 31,
                                                                                           1998                        1997
                                                               Assets                   (Unaudited)                  (Audited)

Property and improvements, at cost:
     Land and land improvements                                                      $    3,003,903               $    2,964,303
     Buildings                                                                           16,656,620                   16,618,817
     Furniture and fixtures                                                               1,437,605                    1,390,985
                                                                                     --------------               --------------
                                                                                         21,098,128                   20,974,105
     Less accumulated depreciation                                                        8,585,771                    8,112,558
                                                                                     --------------               --------------
              Net property and improvements                                              12,512,357                   12,861,547

Cash and cash equivalents                                                                   656,213                      682,614
Accounts receivable (net of allowance of $8,037
   in 1998 and $12,907 in 1997)                                                               6,992                        9,819
Escrow deposits                                                                             148,306                      144,407
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                       803,957                      926,086
Escrowed debt service funds                                                                 506,660                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   14,635,485               $   15,132,133
                                                                                     ==============               ==============

                        Liabilities and Partners' Deficit

Liabilities:
     Notes and mortgages payable                                                     $   15,292,412               $   15,452,462
     Accounts payable and accrued expenses (including $43,135
       in 1998 and $20,550 in 1997 due to affiliates)                                       230,222                      235,092
     Tenant security deposits                                                                72,852                       61,350
     Unearned income                                                                         16,526                       13,011
                                                                                     --------------               --------------
              Total liabilities                                                          15,612,012                   15,761,915
                                                                                     --------------               --------------

Partners' deficit:
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               26,349                       25,802
         Cumulative cash distributions                                                      (32,508)                     (28,494)
                                                                                     --------------               --------------
                                                                                             (5,159)                      (1,692)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (15,065,959)                 (15,120,129)
         Cumulative cash distributions                                                   (8,313,461)                  (7,916,013)
                                                                                     --------------               --------------
                                                                                           (971,368)                    (628,090)
                                                                                     --------------               --------------
              Total partners' deficit                                                      (976,527)                    (629,782)
                                                                                     --------------               --------------
              Total                                                                  $   14,635,485               $   15,132,133
                                                                                     ==============               ==============




  The Notes to Financial Statements are an integral part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                              -------------                     -------------
                                                                        1998               1997            1998             1997
                                                                        ----               ----            ----             ----

Income:
     Rental income                                                $      816,488    $   1,208,227    $    2,410,696   $   3,559,350
     Other income                                                         18,645           34,632            49,052          88,560
     Interest income                                                      15,172           18,130            50,908          52,461
                                                                  --------------    -------------    --------------   -------------
                                                                         850,305        1,260,989         2,510,656       3,700,371
                                                                  --------------    -------------    --------------   -------------

Expenses:
     Property operating expenses                                         263,255          354,051           718,646       1,002,438
     General and administrative                                          115,156          168,248           357,676         519,894
     Fees and reimbursements to affiliates                                31,750           37,227            87,264         118,243
     Interest expense                                                    231,411          366,885           697,011       1,100,972
     Depreciation and amortization                                       203,377          194,768           595,342         757,269
                                                                  --------------    -------------    --------------   -------------
                                                                         844,949        1,121,179         2,455,939       3,498,816
                                                                  --------------    -------------    --------------   -------------

         Net income                                               $        5,356    $     139,810    $       54,717   $     201,555
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $           53    $       1,399    $          547   $       2,016
     Limited partners                                                      5,303          138,411            54,170         199,539
                                                                  --------------    -------------    --------------   -------------
                                                                  $        5,356    $     139,810    $       54,717   $     201,555
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $         0.21    $        5.57    $         2.18   $        8.03
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $         5.04    $        6.75    $        15.99   $       13.20
                                                                  ==============    =============    ==============   =============


















   The Notes to Financial Statements are an integral part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

              For the Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                         1998                      1997
                                                                                         ----                      ----


Cash flows from operating activities:
     Net income                                                                   $        54,717           $       201,555
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                    595,342                   757,269
         Accounts receivable                                                                2,827                       816
         Accounts payable and accrued expenses                                             (4,870)                  115,206
         Escrow deposits                                                                   (3,899)                  (66,084)
         Other, net                                                                        15,017                   (20,124)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   659,134                   988,638
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                               (124,023)                 (227,196)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Distribution to limited partners                                                    (397,448)                 (328,099)
     Distribution to General Partner                                                       (4,014)                   (3,313)
     Repayment of notes and mortgage loans                                               (160,050)                 (244,047)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (561,512)                 (575,459)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                      (26,401)                  185,983
Cash and cash equivalents, beginning of year                                              682,614                   638,965
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       656,213           $       824,948
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       697,011           $     1,100,972
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

2.   Deferred Charges

     Deferred charges consist of the following:

                                                                                     September 30,             December 31,
                                                                                         1998                      1997

     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         660,522                   660,522
                                                                                  ---------------           ---------------
                                                                                        1,624,432                 1,624,432
     Accumulated amortization                                                            (820,475)                 (698,346)
                                                                                  ---------------           ---------------
                                                                                  $       803,957           $       926,086
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended             Nine Months Ended              Unpaid at
                                                      September 30,                 September 30,              September 30,
                                                      -------------                 -------------              -------------
                                                 1998              1997         1998             1997              1998
                                                 ----              ----         ----             ----              ----

     Property management fees (a)          $      5,235     $       9,362    $    15,264     $    27,403      $     3,482
     Partnership management fees                 12,291            15,795         37,842          48,556           12,291
     Reimbursement (at cost) for
      out-of-pocket expenses                     14,224            12,070         34,158          42,284           27,362
                                           ------------     -------------    -----------     -----------      -----------
                                           $     31,750     $      37,227    $    87,264     $   118,243      $    43,135
                                           ============     =============    ===========     ===========      ===========

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements (Continued)
                                   (Unaudited)



(a) Does not include on-site property management fees earned by independent property management companies of $36,150 and $52,432 for the three months ended September 30, 1998 and 1997, respectively, and $106,853 and $153,976 for the nine months ended September 30, 1998 and 1997, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Subsequent Event

     On November 15, 1998, the Partnership paid a distribution of $123,037 to the limited partners and $1,243 to the General Partner.

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

Liquidity and Capital Resources

     At  September  30,  1998,  the  Partnership  had  $656,213 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the three and nine months ended September 30, 1998, the Partnership generated $124,000 and $384,000, respectively, of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. Year-to-date operations are in line with the 1998 operating plan. The Partnership expects capital expenditures to be 11% below those planned at the start of the year. The Partnership paid the first quarter 1998 distribution of $130,494 or $5.25 per Unit on May 15, 1998 and the Partnership's second quarter 1998 cash distribution of $125,274 or $5.04 per Unit on August 15, 1998. The Partnership will pay the third quarter distribution of $123,037 or $4.95 per Unit on November 15, 1998. The distributions represent the respective quarter's adjusted cash from operations. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining two properties. The Partnership plans to market Waterford Apartments for sale in the fourth quarter of 1998 and Versailles Village in the first quarter of 1999. Current plans assume the sale of the apartment projects in the first half of 1999. Once the Partnership completes the sales of the two remaining properties, the Partnership will distribute the net sales proceeds to the limited partners as part of a complete liquidation and Partnership termination.

Results of Operations

     Decreases were reflected in the statement of operations, except for depreciation and amortization for the three months ended September 30, 1998, as the result of the sale of Stonebridge Manor Apartments in October 1997. In accordance with SFAS No. 121, assets held for sale are no longer depreciated, and therefore, because Stonebridge Manor Apartments was held for sale as of July 1997, depreciation was not recorded for the three months ended September 30, 1997.

     The Partnership's results reflect the following changes relative to the two remaining properties. At Waterford Apartments, rental income increased 6.3% for the three and nine months ended September 30, 1998, as compared with the same periods in 1997, due to an increase in rental rates. An increase in water usage and higher payroll costs partially offset the increase in revenue, netting an increase in property net operating income of 4% for the three months and 7.5% for the nine months ended September 30, 1998. At Versailles Village, strong occupancy in the first and second quarters of 1998 and an increase in rates led to higher rental revenue for the nine months ended September 30, 1998. A slight decrease in occupancy offset the increase in rates resulting in flat rental revenue at Versailles Village for the third quarter. Property operating expense increased at Versailles Village for the three and nine months ended September 30, 1998, as compared with the same periods in 1997, due to an increase in carpet, paint and cleaning expense. In addition, payroll costs (general and administrative expense) were higher at Versailles Village due to a staffing vacancy in 1997. As a result of net revenue and expense increases, property net operating income decreased 3% for the three months and 1% for the nine months ended September 30, 1998, as compared with the same periods in 1997 at Versailles Village.

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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)




                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1997                                             1998
                                          -------------------------------------------------          ------------------------------
                                            At 3/31      At 6/30      At 9/30     At 12/31              At 3/31   At 6/30   At 9/30
                                            -------      -------      -------     --------              -------   -------   -------


1.   Versailles Village Apartments
     Forest Park, Ohio                        94%          96%          98%          94%                   97%      100%       94%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          95%          96%          92%                   94%       97%       94%

3.   Stonebridge Manor Apartments
     New Orleans, Louisiana (a)               97%          97%          96%          N/A                   N/A       N/A       N/A


An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Stonebridge Manor Apartments was sold October 23, 1997.

Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended
         September 30,1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CONNECTICUT GENERAL REALTY INVESTORS III
                             LIMITED PARTNERSHIP


                                 By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: November 13, 1998          By:      /s/ John D. Carey
      ------------------                  --------------------------------------
                                          John D. Carey, President
                                          (Principal Executive Officer)



Date: November 13, 1998          By:      /s/ Josephine C. Donofrio
      -----------------                   --------------------------------------
                                          Josephine C. Donofrio, Controller
                                          (Principal Accounting Officer)