Form 10-K
period 1998-12-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-03-31
CIK 745471

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

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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


--------------------------------------------------------------------------------




                                TABLE OF CONTENTS


PART I                                                                                                                    PAGE

Item  1.      Business                                                                                                     3
Item  2.      Properties                                                                                                   6
Item  3.      Legal Proceedings                                                                                            8
Item  4.      Submission of Matters to a Vote of Security Holders                                                          8


PART II

Item  5.      Market for Registrant's Common Equity and Related Security Holder Matters                                    8
Item  6.      Selected Financial Data                                                                                      9
Item  7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                                      10
Item  8.      Financial Statements and Supplementary Data                                                                 13
Item  9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                                                       26


PART III

Item 10.      Directors and Executive Officers of the Registrant                                                          26
Item 11.      Executive Compensation                                                                                      28
Item 12.      Security Ownership of Certain Beneficial Owners and Management                                              29
Item 13.      Certain Relationships and Related Transactions                                                              29


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                            30

SIGNATURES                                                                                                                34



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

     Pursuant to the Partnership Agreement, the Partnership is required to terminate on or before December 31, 2017. The Partnership anticipated that prior to its termination and dissolution, some or all of the Partnership's properties would be sold, the retention or sale of any property dependent, in part, on the anticipated remaining economic benefits of continued ownership. It was expected that most sales would occur after a period of ownership extending from five to ten years. The Partnership sold the Florida shopping center, Promenades Plaza, on September 22, 1994. The Partnership completed a sale of its Illinois apartment complex on April 30, 1996 and the sale of its New Orleans apartment complex on October 23, 1997. On March 8, 1999, the Partnership entered into an Agreement of Purchase and Sale to sell its investment in the Oklahoma apartment complex by April 13, 1999. The Partnership estimates that the Ohio apartment complex will be sold in 1999. Upon the sale of each of the properties, the net proceeds will be distributed to limited partners.

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

                                        4

     Versailles Village Apartments is located in the City of Forest Park, Ohio, in the northwest section of Hamilton County, approximately 14 miles outside downtown Cincinnati. It is expected that Cincinnati's economy will decelerate in response to national and international forces. Cincinnati's economic expansion was steady in 1998 with employment up 2.8%, although this rate is expected to slow to 1.0% through 2003. Unemployment remained low in 1998 at 3.3%, below the national average of 4.4%, but is expected to climb to 4.2% by 2003. Population gains are expected to continue at approximately 0.6% in the short term. Per capita income in 1998 was $27,900 and ranked 46th out of 114 metro areas. However, incomes are expected to slow over the next several years with wages dropping below the national average.

     Both the manufacturing and service employment segments have led to positive employment trends in Ohio over the past few years. Following national trends, the service sector is expected to create the majority of new jobs in Ohio through the year 2000. Business, computer, personnel and medical services are some of the fastest growing industries in the area market. While manufacturing remains a significant presence in the area, the industry will post declines of approximately 1.4% per year through 2003. International weakness has hurt local steel production leading to price cuts and employment losses. Cutbacks in defense spending has slowed the growth at General Electric Aircraft Engines. Weakness in Asia has impacted Cincinnati-based Proctor & Gamble which recently announced a reorganization plan. Expansion in service industries will help offset the declines in manufacturing over the short term.

     The Cincinnati apartment market has rebounded from the lows experienced in the early 1990's. Apartment construction has been fairly active over the past couple of years, and is expected to continue as long as the local economy remains strong. Cincinnati posted 2,215 apartment unit starts in 1998, ranking 31st out of the top 114 metropolitan areas (80% of the annual average of 2,768 and 38% of the peak of 5,795). In the northwest area where Versailles Village is located, approximately 250 units were constructed in 1998. Although the market is absorbing the new units as they become available, the competition from newer units tends to limit rate increases. Home ownership continues to compete with the rental market due to the relative low cost of housing and low interest rates. Single-family housing permits totalled 8,700 in 1998 compared to multi-housing permits of 2,700. An older property, Versailles Village competes well with similar class C and B properties in its submarket of approximately 3,930 units although rates are generally lower than the competition due to its age. Versailles Village competes directly with 1,126 units. The property offers amenities similar to the competition but has much larger floor plans. Rental rates for two bedroom units are offered at $631 per month in the submarket and between $570 and $620 at Versailles Village. Versailles Village has planned to increase rates by approximately 3.4% in 1999. Occupancy at Versailles Village is in line with the market, averaging 94% to 97%. The Partnership plans to place the property on the market for sale during the second quarter of 1999.

     Waterford Apartments is located in South Tulsa, Oklahoma. Tulsa remains one of the fastest growing metropolitan areas in the country. Employment expansion at 2.65% in 1998 was slower than 1997 due to an expected slow down in the manufacturing segment. The rate of growth is anticipated to fall further to 1.5% in 1999. The majority of jobs created during 1998 was in the service sector. The services, transportation, communications and public utilities, finance, real estate, and construction segments all showed strong growth during the year. Additionally, Tulsa's unemployment rate of 3% remained below the national average of 4.4%. Tight labor markets continue to put upward pressure on wages, although Tulsa's per capita income remains below the national average.

     Home sales in Tulsa grew by approximately 15% in 1998 with the median price up 4%. Local markets were assisted by strong national and regional growth and low mortgage rates. Housing permits are expected to increase from 1998's total of 3,700 to 4,900 by the year 2003. Multifamily housing construction, which was at a virtual standstill in the early 1990s, experienced strong growth in the latter half of the decade. Approximately 2,200 apartment units have come on-line since 1996, half of which were Low Income Housing Tax Credit properties. Despite the rise in inventory, occupancy held steady at 94.5% in 1998 with rates up 6.5%. Over the next 18 months, approximately 2,900 units are planned for the Tulsa market, which will likely create an occupancy "softness" in the upper tier of the market. Despite economic expansion, occupancy could dip somewhat as the new construction supply is added.

   The southeast submarket where Waterford is located consists of approximately 20,080 units. Occupancy in the market was 94% with Waterford at 95% for 1998. Waterford is located only five miles outside the central business district in a well-maintained, vintage neighborhood. The property is a Class "A" luxury apartment complex and continues to hold an advantage over the Tulsa luxury apartment market due to its superior location. While Waterford's unit sizes are smaller than the competition, Waterford compensates with mature landscaping, a variety of amenities and a focus on the upkeep of the units. When compared with the direct competition in the Tulsa rental market, Waterford's rental rates are above the average. Average rents for the direct competition are approximately $549 for one bedroom units and $729 for two bedroom units, while Waterford's average rental rates are approximately $575 for one bedroom units and $750 for two bedroom units. The property is expected to be sold in the second quarter of 1999, in line with the Partnership's liquidation objective and to capitalize on the strong Tulsa market.

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

     The following list details gross revenues from operations for each of the Partnership's investment properties as a percentage of the Partnership's total gross revenues during 1996, 1997, and 1998. In each year, interest income accounted for the balance of gross revenues from operations.

                                                                           1996                    1997                     1998
                                                                           ----                    ----                     ----
     1.  Versailles Village Apartments
         Forest Park, OH                                                      23%                     26%                     36%

     2.  Waterford Apartments
         Tulsa, OK                                                            35%                     42%                     60%

     3.  Stonebridge Manor Apartments
         New Orleans, LA (a)                                                  32%                     31%                     N/A

     4.  Stewart's Glen Apartments Phase III
         Willowbrook, IL (b)                                                   7%                     N/A                     N/A

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

     The following list compares approximate occupancy levels by quarter for the Partnership's investment properties during 1994, 1995, 1996, 1997 and 1998:


                VERSAILLES VILLAGE       PROMENADES            WATERFORD           STONEBRIDGE        STEWART'S GLEN
                    APARTMENTS         PLAZA SHOPPING         APARTMENTS              MANOR           APTS. PHASE III
                  FOREST PARK, OH          CENTER              TULSA, OK           APARTMENTS         WILLOWBROOK, IL
                                     PORT CHARLOTTE, FL                          NEW ORLEANS, LA            (C)
                                             (A)                                       (B)
==============  ===================  ===================  ===================  ===================  ===================
     1994
AT 03/31                94%                  82%                  88%                  96%                 100%
AT 06/30                97%                  82%                  93%                  97%                  99%
AT 09/30                99%                  N/A                  94%                  95%                  93%
AT 12/31                96%                  N/A                  83%                  97%                  98%
     1995
AT 03/31                97%                  N/A                  90%                  96%                  96%
AT 06/30                99%                  N/A                  96%                  97%                  89%
AT 09/30                96%                  N/A                  98%                  96%                  98%
AT 12/31                94%                  N/A                  92%                  98%                  97%
     1996
AT 03/31                97%                  N/A                  94%                  97%                  89%
AT 06/30                98%                  N/A                  94%                  97%                  N/A
AT 09/30                96%                  N/A                  93%                  95%                  N/A
AT 12/31                94%                  N/A                  89%                  97%                  N/A
     1997
AT 03/31                94%                  N/A                  94%                  97%                  N/A
AT 06/30                96%                  N/A                  95%                  97%                  N/A
AT 09/30                98%                  N/A                  96%                  96%                  N/A
AT 12/31                94%                  N/A                  92%                  N/A                  N/A
     1998
AT 03/31                97%                  N/A                  94%                  N/A                  N/A
AT 06/30               100%                  N/A                  97%                  N/A                  N/A
AT 09/30                94%                  N/A                  94%                  N/A                  N/A
AT 12/31                94%                  N/A                  95%                  N/A                  N/A
==============  ===================  ===================  ===================  ===================  ===================

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER
         MATTERS

     As of March 1, 1999, there were approximately 1,100 record Unit Holders. There is no established public trading market for Units. The General Partner will not redeem or repurchase the Units.

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

     The Partnership suspended quarterly distributions to Partners as of the fourth quarter of 1988 to enable it to fund operating deficits from certain of its properties. Subsequent to the sale of the Partnership's Stewart's Glen property in April 1996, the Partnership reduced the balance of its cash reserves to a level deemed sufficient in connection with the Partnership's operations. Accordingly, on December 15, 1996, the Partnership made a cash distribution of $1,565,928 or $63 per Unit to Limited Partners of record as of November 30, 1996. The Partnership resumed regular quarterly distributions beginning in 1997. The Partnership declared quarterly cash distributions to Limited Partners for 1998 and 1997 as set forth in the following table:

                                     Cash Distribution per Unit
 Quarter     Date Paid (a)            1998                 1997
 --------    -------------            ----                 ----
   1st       May 15                 $  5.25              $  6.45
   2nd       August 15                 5.04                 6.75
   3rd       November 15               4.95                188.64  (b)
   4th       February 15               6.15                 5.70
                                    ---------            ----------
                                    $ 21.39              $ 207.54
                                    =========            ==========

(a) Quarterly distributions are paid 45 days following the end of the calendar quarter.
(b) Includes $181.65 per Unit from the sale of  Stonebridge  Manor Apartments.

     Reference is made to Item 6 for information on cash distributions paid to Limited Partners during 1998, 1997 and 1996.

     There are no material legal restrictions upon the Partnership's ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership plans to distribute adjusted cash from operations quarterly to Partners.

ITEM 6.  SELECTED FINANCIAL DATA (A)


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                            DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                         (NOT COVERED BY REPORT OF INDEPENDENT ACCOUNTANTS)


                                               1998                1997               1996                1995              1994
                                               ----                ----               ----                ----              ----

Total income                              $   3,409,975       $   4,640,806       $   5,205,570      $    5,818,941   $   6,392,361
     Net income (loss) (b)                      171,084           2,782,080           2,424,325            (210,876)       (706,274)
     Net income (loss) per Unit (b)                6.81              111.35               92.94               (8.40)         (29.12)

Total assets                                 14,616,139          15,132,133          22,844,345          30,739,260      31,005,057
Notes and mortgages payable                  15,249,984          15,452,462          20,807,619          29,347,622      29,487,591

Cash distributions to limited partners          520,485           5,016,935           1,565,928                  --              --
Cash distributions per Unit                       20.94              201.84               63.00                  --              --


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

     After deduction of selling expenses and other offering costs, the Partnership had $22,408,052 with which to make investments in real properties, to pay legal fees and other costs (including acquisition fees) related to such investments for working capital reserves and for capital expenditure reserves. A portion of the proceeds was utilized to acquire the properties described in Item 1 herein. As of December 31, 1998, the Partnership had two investment properties remaining, representing approximately 30% of the offering proceeds. The Partnership is in its final phase, which contemplates the sale of the remaining investment properties and subsequent dissolution of the Partnership in 1999.

     The Partnership entered its final phase in 1994 with the sale of Promenades Plaza. The Partnership considered the remaining properties sale candidates when local market conditions were stabilized and investor interest was competitive. With property operations stable at Waterford Apartments and the Tulsa market exhibiting signs of high occupancy and increasing rental rates, the Partnership placed the property on the market in November 1998. On March 8, 1999, the Partnership entered into an Agreement of Purchase and Sale with Case Ventures, Inc., an Oklahoma Corporation, to sell its investment in the Waterford Apartments for a gross sales price of $14,675,000. The purchaser will assume the bond financing as a part of the sale. The Agreement of Purchase and Sale states that the sale will close on or before April 13, 1999. After estimated closing costs of $330,000, the Partnership is expecting to net approximately $3,477,000. The Partnership expects to record a gain for book and tax purposes. The Partnership will complete the sale of its investment properties with the sale of Versailles Village. Versailles Village was selected as the final property sale due to its stable operating income and stable market. Once the sale of Waterford is completed, the Partnership will commence the sales process for Versailles Village. Subsequent to the sale of Versailles Village, the Partnership will liquidate and dissolve. Assuming both property sales are completed within the planned time frames, the final distribution will be made by November 15, 1999.

     At December 31, 1998, the Partnership had $739,751 in cash and cash equivalents available for working capital requirements, Partnership cash reserves, and distributions. The source of capital for both short-term and long-term future liquidity and distributions is expected to be through cash generated by the investment properties and from the sale of such properties.

     During 1998, the Partnership's two properties generated net operating income of $1,889,000 and, in addition, a net loss of $48,000 at the Partnership level, resulting in net operating income of $1,841,000 available for debt service and capital expenditures. For 1998, net cash flow from operations of the Partnership totaled $538,000 after debt service of $1,142,000, and capital improvements of $161,000. The Partnership distributed the net cash flow from operations to Partners forty-five days after the close of each quarter in 1998. The 1998 distributions from operations totaled $537,039.

     Cash distributions from inception through 1997 ranged from $302.34 to $356.79 per $1,000 Unit, dependent upon the specific limited partner admission dates. The Partnership distributed an additional $21.39 per Unit for 1998, therefore, assuming the first admission date, cash distributions from inception through 1998 total $378.18 per Unit.

     Reference is made to Item 1 for a description of the Partnership's investment properties and a description of the markets in which the properties operate.

     As a result of a general downturn in the economy, and especially real estate markets during the latter part of the 1980's and early 1990's, the Partnership has held its investment properties longer than originally anticipated in order to maximize the recovery of its investments and any potential for return thereon. The economy and many real estate markets have recovered. The Partnership has entered the final phase which contemplates the sale of the remaining investment properties in 1999. Based on the current position of the Partnership, the Partnership's objective of capital appreciation will not be achieved. Although the Partnership expects to continue to distribute cash from operations and the proceeds from the property sales, the total per Unit cash distributions over the term of the Partnership will be significantly less than the original per Unit capital contribution. The Partnership has estimated that the liquidation value of the Partnership's remaining net assets as of December 31, 1998 approximates $220 per Unit. The Partnership expects to continue to distribute cash available from operations until the final dissolution of the Partnership.

RESULTS OF OPERATIONS

RESULTS - 1998 COMPARED WITH 1997

     Partnership net operating income (total revenue less property operating expenses, general and administrative expenses, fees and reimbursements to affiliates and provision for doubtful accounts) was approximately $1,841,000 for 1998, a decrease from approximately $2,539,000 in 1997. The decrease is mainly attributable to the sale of Stonebridge Manor in October 1997. Stonebridge Manor contributed approximately $846,000 to the partnership net operating income in 1997. Excluding the sold property, partnership net operating income increased approximately $148,000.

     Generally, decreases in the income statement accounts for 1998, as compared with 1997, are the result of the sale of Stonebridge Manor in October 1997. Stonebridge Manor accounted for $1,365,348 and $46,450 of the change in rental income and other income, respectively. It also accounted for decreases of $351,648, $216,496, $425,300, and $174,697 in property operating expenses, general and administrative, interest expense, and depreciation and amortization, respectively.

     Rental income increased at both Versailles Village and Waterford due primarily to increased rental rates and slightly higher average occupancy in 1998. Interest income decreased due to a lower average cash balance. The average cash balance for the fourth quarter of 1997 included the proceeds from the sale of Stonebridge Manor. The proceeds from the sale were invested until distributed on November 15, 1997.

     Property operating expenses increased approximately 10% at Versailles Village and 5% at Waterford. Real estate taxes accounted for most of the increase due to an increase in the mill rate at Versailles Village and an increase in both the gross assessed value and mill rate at Waterford. Versailles Village also incurred an increase in turnover expenses (carpet, paint and cleaning). At Waterford, an increase in water usage, repairs and maintenance and management fees (due to higher revenues) were partially offset by a savings in insurance premiums. Further savings at Waterford resulted from a nonrecurring termite treatment in 1997.

     An increase in general and administrative expenses for the remaining properties was caused by higher payroll costs at Waterford and a staffing vacancy in 1997 at Versailles Village. Fees and reimbursements to affiliates decreased due to a drop in property management fees and partnership management fees resulting from the sale of Stonebridge Manor. In addition, reimbursements to affiliates were lower in 1998 as printing and mailing of distribution checks were handled by a third party in 1998. Interest expense decreased due to the retirement of the Stonebridge Manor mortgage note upon sale of the property in October 1997. Depreciation and amortization expense decreased for Waterford as the property was held for sale as of November 1998.

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

     An increase in general and administrative expenses for the remaining properties was caused by increases in advertising to maintain occupancy coupled with an increase in payroll expenses at Waterford. The general and administrative increase at Waterford was partially offset by a decrease in similar expenses at Versailles Village. Versailles Village increased its advertising in 1996 to assist with occupancy and payroll decreased as a result of a staffing vacancy for a portion of the year. Fees and reimbursements to affiliates decreased mainly as a result of drop in partnership management fees earned in connection with cash distributions from operations. Distributions from operations were higher in 1996 than in 1997 due to the one-time distribution of cash reserves (the portion generated by operations) in the fourth quarter of 1996. Interest expense decreased due to the retirement of the Stewart's Glen mortgage note upon sale of the property in April 1996, and the retirement of the $3,400,000 Mellon Bank promissory note on May 15, 1996.

INFLATION

     With inflation at a low rate during 1998, 1997 and 1996, the effect of inflation and changing prices on current revenue and income from operations has been minimal.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)



                                                                INDEX

                                                                                                                             PAGE

Report of Independent Accountants                                                                                              14
Financial Statements:
     Balance Sheets, December 31, 1998 and 1997                                                                                15
     Statements of Operations, For the Years Ended December 31, 1998, 1997 and 1996                                            16
     Statements of Partners' Capital (Deficit), For the Years Ended December 31, 1998, 1997 and 1996                           17
     Statements of Cash Flows, For the Years Ended December 31, 1998, 1997 and 1996                                            18
     Notes to Financial Statements                                                                                             19

Schedules:
     III - Real Estate and Accumulated Depreciation, December 31, 1998                                                         24


Schedules not filed:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        Report of Independent Accountants



To the Partners of
 Connecticut General Realty Investors III
 Limited Partnership

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Connecticut General Realty Investors III Limited Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Hartford, Connecticut
February 16, 1999




                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                           BALANCE SHEETS

                                                     DECEMBER 31, 1998 AND 1997

                                                               ASSETS                      1998                      1997
Property and improvements, at cost:
     Land and land improvements                                                   $     3,009,898           $     2,964,303
     Buildings                                                                         16,661,970                16,618,817
     Furniture and fixtures                                                             1,462,984                 1,390,985
                                                                                  ---------------           ---------------
                                                                                       21,134,852                20,974,105
     Less accumulated depreciation                                                      8,693,273                 8,112,558
                                                                                  ---------------           ---------------
              Net property and improvements                                            12,441,579                12,861,547

Cash and cash equivalents                                                                 739,751                   682,614
Accounts receivable (net of allowance of $8,956 in 1998 and
 $12,907 in 1997)                                                                           7,185                     9,819
Escrow deposits                                                                           143,422                   144,407
Other asset                                                                                 1,000                     1,000
Deferred charges, net                                                                     776,542                   926,086
Escrowed debt service funds                                                               506,660                   506,660
                                                                                  ---------------           ---------------
              Total                                                               $    14,616,139           $    15,132,133
                                                                                  ===============           ===============

                                                  LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Notes and mortgages payable                                                  $    15,249,984           $    15,452,462
     Accounts payable and accrued expenses (including $18,906
      in 1998 and $20,550 in 1997 due to affiliates)                                      241,892                   235,092
     Tenant security deposits                                                              82,092                    61,350
     Unearned income                                                                       26,611                    13,011
                                                                                  ---------------           ---------------
              Total liabilities                                                        15,600,579                15,761,915
                                                                                  ---------------           ---------------

Partners' deficit:
     General Partner:
         Capital contributions                                                              1,000                     1,000
         Cumulative net income                                                             27,513                    25,802
         Cumulative cash distributions                                                    (33,751)                  (28,494)
                                                                                  ---------------           ---------------
                                                                                           (5,238)                   (1,692)
                                                                                  ---------------           ---------------
     Limited partners (24,856 Units):
         Capital contributions, net of offering costs                                  22,408,052                22,408,052
         Cumulative net loss                                                          (14,950,756)              (15,120,129)
         Cumulative cash distributions                                                 (8,436,498)               (7,916,013)
                                                                                  ---------------           ---------------
                                                                                         (979,202)                 (628,090)
                                                                                  ---------------           ---------------
              Total partners' deficit                                                    (984,440)                 (629,782)
                                                                                  ---------------           ---------------
              Total                                                               $    14,616,139           $    15,132,133
                                                                                  ===============           ===============




              The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                           1998                    1997                     1996
                                                                           ----                    ----                     ----
Income:
     Rental income                                                   $   3,238,750           $   4,439,392           $   4,932,691
     Other income                                                           99,264                 104,094                 123,278
     Interest income                                                        71,961                  97,320                 149,601
                                                                     -------------           -------------           -------------
                                                                         3,409,975               4,640,806               5,205,570
                                                                     -------------           -------------           -------------

Expenses:
     Property operating expenses                                           989,444               1,278,482               1,452,587
     General and administrative                                            464,819                 659,864                 718,639
     Fees and reimbursements to affiliates                                 111,675                 150,853                 181,933
     Provision for doubtful accounts                                         3,229                  13,026                   6,633
     Interest expense (includes $25,500 to affiliates
      for 1996)                                                            939,465               1,378,234               1,749,224
     Depreciation and amortization                                         730,259                 952,497               1,112,487
                                                                     -------------           -------------           -------------
                                                                         3,238,891               4,432,956               5,221,503
                                                                     -------------           -------------           -------------

         Income (loss) from operations                                    171,084                  207,850                 (15,933)

Gain on sale of property                                                        --               2,574,230               2,440,258
                                                                     -------------           -------------           -------------

         Net income                                                  $     171,084           $   2,782,080           $   2,424,325
                                                                     =============           =============           =============

Net income:
     General Partner                                                 $       1,711           $      14,284           $     114,283
     Limited partners                                                      169,373               2,767,796               2,310,042
                                                                     -------------           -------------           -------------
                                                                     $     171,084           $   2,782,080           $   2,424,325
                                                                     =============           =============           =============


Net income per Unit                                                  $        6.81           $      111.35           $       92.94
                                                                     =============           =============           =============

Cash distributions per Unit                                          $       20.94           $      201.84           $       63.00
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

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                          General                 Limited
                                                                          Partner                Partners                   Total

Balance (deficit) at December 31, 1995                                $   (115,120)          $     876,935           $     761,815

Distributions                                                              (10,071)             (1,565,928)             (1,575,999)

Net income                                                                 114,283               2,310,042               2,424,325
                                                                      ------------           -------------           -------------

Balance (deficit) at December 31, 1996                                     (10,908)              1,621,049               1,610,141

Distributions                                                               (5,068)             (5,016,935)             (5,022,003)

Net income                                                                  14,284               2,767,796               2,782,080
                                                                      ------------           -------------           -------------

Deficit at December 31, 1997                                                (1,692)               (628,090)               (629,782)

Distributions                                                               (5,257)               (520,485)               (525,742)

Net income                                                                   1,711                 169,373                 171,084
                                                                      ------------           -------------           -------------

Deficit at December 31, 1998                                          $     (5,238)          $    (979,202)          $    (984,440)
                                                                      ============           =============           =============




















                The Notes to Financial  Statements  are an integral part of these statements.

                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                           1998                    1997                     1996
                                                                           ----                    ----                     ----
Cash flows from operating activities:
     Net income                                                      $       171,084      $      2,782,080         $     2,424,325
     Adjustments to reconcile net income to
      net cash provided by operating activities:
         Gain on sale of property                                                 --            (2,574,230)             (2,440,258)
         Depreciation and amortization                                       730,259               952,497               1,112,487
         Provision for doubtful accounts                                       3,229                13,026                   6,633
         Accounts receivable                                                    (595)              (11,787)                 (9,997)
         Escrow deposits                                                         985                30,891                 105,938
         Accounts payable and accrued expenses                                 6,800                54,631                (128,116)
         Accrued interest payable                                                 --                    --                 (72,946)
         Other, net                                                           34,342              (107,130)                (13,878)
                                                                     ---------------      ----------------         ---------------
              Net cash provided by operating activities                      946,104             1,139,978                 984,188
                                                                     ---------------      ----------------         ---------------

Cash flows from investing activities:
     Proceeds from sale of property                                               --             9,800,000               7,853,900
     Payment of closing costs related to sale of property                         --              (223,733)               (102,306)
     Purchases of property and improvements                                 (160,747)             (295,436)               (454,948)
                                                                     ---------------      ----------------         ---------------
              Net cash provided by (used in)
               investing activities                                         (160,747)            9,280,831               7,296,646
                                                                     ---------------      ----------------         ---------------

Cash flows from financing activities:
     Distribution to limited partners                                       (520,485)           (5,016,935)             (1,572,918)
     Distribution to General Partner                                          (5,257)               (5,068)                (10,071)
     Repayment of notes and mortgage loans                                  (202,478)           (5,355,157)             (8,540,003)
                                                                     ---------------      ----------------         ---------------
               Net cash used in financing activities                        (728,220)          (10,377,160)            (10,122,992)
                                                                     ---------------      ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                          57,137                43,649              (1,842,158)
Cash and cash equivalents, beginning of year                                 682,614               638,965               2,481,123
                                                                     ---------------      ----------------         ---------------
Cash and cash equivalents, end of year                               $       739,751      $        682,614         $       638,965
                                                                     ===============      ================         ===============

Supplemental disclosure of cash information:
     Interest paid during year                                       $       939,465      $      1,378,234         $     1,822,170
                                                                     ===============      ================         ===============

Supplemental disclosure of non-cash information:
     Accrued purchases of property and improvements                  $            --      $             --         $        64,633
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION: The financial statements reflect the consolidation of the accounts of the Partnership with the accounts of majority owned partnership interests and have been prepared in conformity with generally accepted accounting principles, and reflect management's estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

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

     Properties are considered held for sale when they are subject to an active plan to find a buyer and a sale is likely to be completed within one year. Properties held for sale are carried at the lower of depreciated cost or current fair value less estimated costs to sell (through the use of valuation reserves). Properties that are held for sale are no longer depreciated. As of November 1998, the Partnership held Waterford Apartments for sale. Net income was $57,972, as adjusted for property tax accruals, for the period that the property was held for sale. The Partnership held Stonebridge Manor Apartments for sale in July 1997 and on October 23, 1997, the Partnership completed the sale. Net income was $153,350 for the period that the Partnership held Stonebridge Manor Apartments for sale.

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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


F) DEFERRED CHARGES: Deferred charges consist of a surety fee and financing costs relating to Waterford Apartments, which are amortized over the ten year period of the surety, and financing costs for Versailles Village which are amortized over the life of the loan. Deferred costs relating to properties held for sale are no longer amortized.

G) PARTNERS' CAPITAL: Offering costs, comprised of sales commissions and other issuance expenses, have been charged to the partners' capital accounts as incurred.

H) INCOME TAXES: No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.   FEDERAL INCOME TAX REPORTING

The principal differences between generally accepted accounting principles and tax reporting is the classification of offering costs (sales commissions and other issuance expenses) and the method of depreciation. The net effects of the differences as of December 31, 1998, 1997 and 1996, are summarized as follows:

                                           1998                                 1997                              1996
                              -----------------------------       ----------------------------       ----------------------------
                                Financial            Tax            Financial           Tax            Financial          Tax
                                Reporting         Reporting         Reporting        Reporting         Reporting       Reporting

Total assets                   $ 14,616,139     $ 11,219,885      $ 15,132,133      $ 11,933,069     $ 22,844,345      $ 17,279,595
Partners' capital
   (deficit):
     General Partner                 (5,238)         (34,810)           (1,692)          (29,428)         (10,908)         (126,311)
     Limited partners              (979,202)      (4,319,702)         (628,090)       (3,786,838)       1,621,049        (3,799,106)

Net income (loss) (a):
     General Partner                  1,711             (125)           14,284           101,951          114,283            62,844
     Limited partners               169,373          (12,379)        2,767,796         5,029,203        2,310,042         2,154,319

Net income (loss) per Unit (a)         6.81             (.50)           111.35            202.33            92.94             86.67


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

4.   INVESTMENT PROPERTIES

     The Partnership purchased four apartment complexes located in Ohio, Oklahoma, Louisiana and Illinois and one shopping center located in Florida. At December 31, 1998, the Partnership held for the production of income the Ohio property, Versailles Village, which was operating with leases in effect generally for a term of one year or less. As of November 1998, the Partnership was holding the Oklahoma property, Waterford Apartments, for sale. Each investment property is pledged as security for its respective non-recourse long-term debt.

     On January 27, 1993, the Partnership sold an outparcel at the Florida property, Promenades Plaza Shopping Center, with a net book value of $376,083 for a sales price of $500,000, netting the Partnership $452,500 after commission and

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


closing costs. The Partnership recognized a gain on the sale of $76,417 in 1993. On September 22, 1994, the Partnership completed the sale of Promenades Plaza for a gross sales price of $6,572,000. The property had a carrying value of $6,239,957 (net of impairment losses of $5,000,000 in 1993 and $700,000 in
1991). After deducting closing costs of $307,206, the Partnership recorded a gain of $24,837 in 1994.

         On April 30, 1996, the Partnership completed the sale of the Illinois property, Stewart's Glen III, for a gross sales price of $7,853,900. After closing costs and payment of the first mortgage loan obligation, the Partnership netted $2,890,011. The property had a carrying value of $5,311,336. After deducting closing costs of $102,306, the Partnership recorded a gain of $2,440,258.

     On October 23, 1997, the Partnership completed the sale of the Louisiana property, Stonebridge Manor Apartments, for an all cash gross sales price of $9,800,000. The property had a depreciated cost of $7,002,037 as of the date of sale. After deducting closing costs of $223,733, the Partnership recorded a gain of $2,574,230.

5.   DEFERRED CHARGES

     Deferred charges at December 31, 1998 and 1997 consist of the following:
                                                 1998                1997
                                                 ----                ----

     Surety fee - Waterford financing      $     963,910       $     963,910
     Financing costs                             660,522             660,522
                                           -------------       -------------
                                               1,624,432           1,624,432
     Accumulated amortization                   (847,890)           (698,346)
                                           -------------       -------------
                                           $     776,542       $     926,086
                                           =============       =============

6.   NOTES AND MORTGAGES PAYABLE

     The Partnership's debt is non-recourse to the Partnership and is secured by the investment properties. Notes and mortgages payable at December 31, 1998 and 1997 consist of the following:

                                                                                                   December 31
                                                                                                   -----------
                                                                                        1998                       1997
                                                                                        ----                       ----
8% mortgage note for Versailles  Village  Apartments.  Principal and interest of
$32,416  payable  monthly from May 1, 1994 until April 1, 2001, when the balance  $     3,894,984            $     3,969,129
of $3,704,876 will be due.


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


          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



                                                                                                   December 31
                                                                                                   -----------
                                                                                          1998                    1997
                                                                                          ----                    ----
Waterford  Apartments  promissory note financed with  industrial  revenue bonds.
Taxable Series 1993B Bonds; 5.75%;  interest only payments of $1,917 due monthly
12/1/93 to 12/1/95,  principal  and  interest of $12,750 due monthly  12/1/95 to
6/1/96, $11,605 6/1/96 to 12/1/96,  $12,984 12/1/96 to 6/1/97, $11,816 6/1/97 to
12/1/97,  $12,338 12/1/97 to 6/1/98,  $12,002 6/1/98 to 12/1/98; fully amortized by 12/1/98.


Total notes and mortgages payable                                                            --                 128,333
                                                                                  ---------------          ------------
                                                                                  $    15,249,984         $   15,452,462
                                                                                  ================        ==============

     The Waterford Apartments mortgage debt consists of a promissory note financed with $11,355,000 in industrial bonds issued from the Tulsa County Home Finance Authority and credit enhanced by AXA Reassurance, SA. The AXA insurance policy expires on December 1, 2004, however, the Partnership is required to obtain a new credit enhancer by December 1, 2003. The bonds can be prepaid in 2001 at 102% and at par in 2002 and thereafter.

Five year maturities of long-term debt are summarized as follows:

                           1999                    $        80,299
                           2000                             86,963
                           2001                          3,727,722
                           2002                                 --
                           2003                                 --
                           Thereafter                   11,355,000

     The fair value of notes and mortgages payable was approximately $15,700,000 at December 31, 1998 and $15,800,000 at December 31, 1997. The estimate of fair value was based on the quoted market prices for similar issues or by discounted cash flow analysis which utilize current interest rates for similar financial instruments with comparable terms and credit quality.

7.   TRANSACTIONS WITH AFFILIATES

     Fees and other expenses incurred by the Partnership related to the General Partner or its affiliates during the periods ended December 31, 1998, 1997 and 1996 are as follows:
                                         1998           1997           1996
                                         ----           ----           ----

     Property management fees(a)    $    20,667    $    33,300    $    38,756
     Partnership management fees         53,113         64,272         99,601
     Printing                             9,490         17,101          7,785
     Reimbursement (at cost) for
      out-of-pocket expenses             28,405         36,180         35,791
                                    -----------    -----------    -----------
                                    $   111,675    $   150,853    $   181,933
                                    ===========    ===========    ===========

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (A CONNECTICUT LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


(a) Does not include property management fees earned by independent property management companies of $144,005, $192,406, and $213,881 for 1998, 1997 and
     1996, respectively. Certain property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

     In addition, the Partnership had third party borrowings outstanding during 1996 which were guaranteed by an affiliate of the General Partner for an annual fee of 2% of the outstanding balance. The note was paid in full on May 15, 1996.

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

      Distributable cash from the sale or disposition of investment properties is to be generally allocated as follows:

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

9.    SUBSEQUENT EVENTS

      On February 15, 1999, the Partnership paid a cash distribution of $152,864 to the limited partners and $1,544 to the General Partner.

      On March 8, 1999, the Partnership entered into an Agreement of Purchase and Sale with Case Ventures, Inc., an Oklahoma Corporation, to sell its investment in the Waterford Apartments for a gross sales price of $14,675,000. The purchaser will assume the bond financing as a part of the sale. The Agreement of Purchase and Sale states that the closing of the transaction will occur on or before April 13, 1999.




                                    CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP                        SCHEDULE III
                                                 (A CONNECTICUT LIMITED PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1998


                                                                                                         Costs
                                                                                                      Capitalized
                                                     Initial Cost to Partnership (B)(C)                Subsequent
                                                                                                     to Acquisition

Description of Apartment                                                                             Land, Building
  Complexes by Property                      Land and Land                        Furniture and     Improvements and
        Location          Encumbrances (A)    Improvements       Buildings          Fixtures      Furniture & Fixtures

Versailles Village Apts.        $ 4,100,806         $ 562,000       $ 4,857,554         $ 406,800          $ 1,047,203
Forest Park, OH

Waterford Apts.                  11,744,167         2,085,826        11,343,875           492,765              338,829
Tulsa, OK                       -----------        ----------       -----------          --------           ----------

Totals                          $15,844,973        $2,647,826       $16,201,429          $899,565           $1,386,032
                                ===========        ==========       ===========          ========           ==========





                                           Gross Amount at Which Carried at Close of Period (D)(E)


Description of Apartment
  Complexes by Property      Land and Land
        Location              Improvements            Buildings       Furniture and Fixtures          Total

Versailles Village Apts.         $ 784,121            $ 5,208,937             $ 880,500              $ 6,873,558
Forest Park, OH

Waterford Apts.                  2,225,777             11,453,033               582,484               14,261,294
Tulsa, OK                       ----------            -----------            ----------              -----------

Total                           $3,009,898            $16,661,970            $1,462,984              $21,134,852
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

                                                          DECEMBER 31, 1998



                                                                                                Life on Which
     Description of                                                                          Depreciation in Latest
        Apartment                                                                                Statement of
      Complexes by            Accumulated              Date of                                  Operations is
    Property Location       Depreciation (F)         Construction         Date Acquired            Computed

Versailles Village Apts.      $3,183,132                 1970                02/06/85             5-30 years
Forest Park, OH

Waterford Apts.                5,510,141                 1984                10/31/85             5-30 years
Tulsa, OK                     ----------

Totals                        $8,693,273
                              ==========

(A) Encumbrances, which are secured by the Partnership's properties include accrued interest payable at maturity (See Notes to Financial Statements).
(B)  The  cost to the  Partnership  represents  the  initial  purchase  price of the properties including certain acquisition fees and expenses.
(C) The Partnership recorded $774,493 under the guarantee agreement from the sellers of Waterford, which was treated as a reduction of initial cost.
(D)  The aggregate cost of real estate  owned  at  December  31,  1998  for
     federal   income  tax  purposes  is $21,433,812.
(E)  Reconciliation of real estate owned:


         Description                  1998                   1997                  1996

Balance at beginning of period        $20,974,105            $31,810,670           $38,902,618

Additions during period                   160,747                230,803               488,210

Reductions during period (G)                   --            (11,067,368)           (7,580,158)
                                      -----------            -----------          -----------
Balance at end of period              $21,134,852            $20,974,105           $31,810,670
                                      ===========            ===========           ===========

(F) Reconciliation of accumulated depreciation:

         Description                  1998                   1997                  1996

Balance at beginning of period        $8,112,558            $11,431,301           $12,770,211

Additions during period                  580,715                772,880               915,342

Reductions during period (G)                  --             (4,091,623)           (2,254,252)
                                      ----------             ----------           -----------
Balance at end of period              $8,693,273             $8,112,558           $11,431,301
                                      ==========             ==========           ===========

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

      The directors and executive officers of the General Partner as of March 10, 1999 are as follows:

     Name                                        Office                                          Served Since


     Robert Fair                                 Director                                        March 1, 1998

     Philip J. Ward                              Director                                        May 2, 1988

     John Wilkinson                              Director                                        September 11, 1998

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

     The business experience of each of the directors and executive officers of the General Partner of the Partnership is as follows:


                             ROBERT FAIR - DIRECTOR

     Mr.   Fair,   age  45,   is   Managing   Director   and   head   of   Asset
Management/Dispositions in the Real Estate Division of CIGNA Investment Management. He joined CIGNA's real estate operations in 1979 and has held a variety of positions, including regional head and head of the Asset Management Dispositions unit. Most recently, he was a leader of a mortgage investment team. Before coming to CIGNA, he was associated with several major construction firms. Mr. Fair holds a Bachelor of Science degree from Worcester Polytechnic Institute.

                            PHILIP J. WARD - DIRECTOR

     Mr. Ward, age 50, is Senior Managing Director and Division Head of CIGNA Investment Management, in charge of the Real Estate Investment Division. He was appointed to that position in December 1985. Mr. Ward joined Connecticut General's Mortgage and Real Estate Department in 1971 and became an officer in 1976. Since joining CIGNA, he has held real estate investment assignments in Mortgage and Real Estate Production and in Portfolio Management. Prior to his
current position, Mr. Ward held assignments in CIGNA Investments Inc., responsible for the Real Estate Production area, CIGNA Realty Advisors, Inc. and Congen Realty Advisory Company, all wholly-owned subsidiaries of CIGNA and/or Connecticut General. Mr. Ward has held various positions with the General Partner. His experience includes all forms of real estate investments, with recent emphasis on acquisitions and joint ventures. Mr. Ward is a 1970 graduate of Amherst College with a Bachelor of Arts degree in Economics. He is a member of the Society of Industrial and Office Realtors, the National Association of Industrial and Office Parks, the Urban Land Institute and a trustee of the International Council of Shopping Centers. He is a member of the Board of Directors of Simon Property Group and Patriot American Hospitality Corporation.

                            JOHN WILKINSON - DIRECTOR

     Mr. Wilkinson, age 55, has recently been appointed Senior Vice President and Chief Financial Officer of the CIGNA Reinsurance Division. Mr. Wilkinson joined CIGNA in 1970 and became an officer in 1978. Prior to his current position, he also served as Chief Financial Officer in both the Healthcare Division and the Individual Financial Services Division (more recently known as CIGNA Individual Insurance prior to its sale). Mr. Wilkinson is a 1965 graduate of the U.S. Naval Academy where he earned a Bachelor of Science degree. Mr. Wilkinson is a Fellow of the Society of Actuaries, a member of the American Academy of Actuaries, a Chartered Life Underwriter and Chartered Financial Counselor.

                            JOHN D. CAREY - PRESIDENT

     Mr. Carey, age 35, is the President of the General Partner and CIGNA Financial Partners, Inc. (CFP) which are managed as part of the Tax Advantaged Investment unit of CIGNA Investment Management - Real Estate. Mr. Carey was elected President in 1993, and from 1990 to 1996, he served as the Controller of the General Partner and CFP. Mr. Carey also holds the position of Vice President of CIGNA Investments, Inc. in the Asset Management unit responsible for managing multi-family real estate investments. Prior to joining CIGNA Investment Management, he held the position of manager at KPMG Peat Marwick in the audit department and was a member of the Real Estate Focus Group. Mr. Carey is a graduate of Central Connecticut State University with a Bachelor of Science degree and is a Certified Public Accountant.

                   VERNE E. BLODGETT - VICE PRESIDENT, COUNSEL

     Mr. Blodgett, age 61, is an Assistant General Counsel of CIGNA. He joined Connecticut General Life Insurance Company in 1975 as an investment attorney and held various positions in the Legal Division of Connecticut General Life Insurance Company prior to his appointment as Assistant General Counsel in 1981. He has served as CIGNA Investment

Counsel, Counsel to CIGNA Individual Insurance, and is currently a member of the CIGNA Domestic Property and Casualty Law Department. Mr. Blodgett received a Bachelor of Arts degree from Yale University and graduated with honors from the University of Connecticut School of Law. He is a member of the Connecticut and the American Bar Associations.

            JOSEPH W. SPRINGMAN - VICE PRESIDENT, ASSISTANT SECRETARY

     Mr. Springman, age 57, is Managing Director and department head responsible for Acquisitions. He joined CIGNA's Real Estate operations in 1970. He has held positions as an officer or director of several real estate affiliates of CIGNA. His past real estate assignments have included Development and Engineering, Property Management, Director - Real Estate Operations, Portfolio Management, Vice President - Real Estate Production and Managing Director - Asset
Management.  He  received  a  Bachelor  of Science  degree  from the U.S.  Naval
Academy.

                            DAVID C. KOPP - SECRETARY

     Mr. Kopp, age 53, is Secretary of CIGNA Investments, Inc., Corporate Secretary of Connecticut General Life Insurance Company and Assistant General Counsel of CIGNA Corporation. He also serves as an officer of various other CIGNA Companies. He joined Connecticut General Life Insurance Company in 1974 as a commercial real estate attorney and held various positions in the Legal Department of Connecticut General Life Insurance Company prior to his appointment as Corporate Secretary in 1977. Mr. Kopp is an honors graduate of Northern Illinois University and served on the law review at the University of Illinois College of Law. He is a member of the Connecticut Bar Association and is past President of the Hartford Chapter, American Society of Corporate Secretaries.

                        STEPHEN C. STACHELEK - TREASURER

     Mr. Stachelek, age 41, is Assistant Vice President and Division Treasurer for CIGNA's Retirement and Investment Services, Investment Management and Reinsurance Divisions. In this capacity, he manages a staff responsible for cash and liquidity management, cash accounting, cash receipts and cash disbursements processing, reconciliation of bank accounts and ensuring that the Division's treasury needs are met for each to effectively conduct its business. Mr. Stachelek joined CIGNA in 1988. He held numerous positions in CIGNA's HealthCare Division before joining the Corporate Treasury function in late 1994. He received a B.S. degree from Central Connecticut State University, an M.B.A. from Northeastern University and is a Certified Public Accountant.

                       JOSEPHINE C. DONOFRIO - CONTROLLER

     Ms. Donofrio, age 31, was elected Controller of Tax Advantaged Investments in 1996. In 1993, Ms. Donofrio joined CIGNA Investment Management - Real Estate as a member of the Tax Advantaged Investment Unit. Prior to joining CIGNA Investment Management, Ms. Donofrio was a senior accountant at Kostin, Ruffkess & Company, LLC. Her experiences include financial and tax reporting for public and private real estate limited partnership syndications. Ms. Donofrio is a graduate of the University of Connecticut with a Bachelor of Science Degree. She is a Certified Public Accountant and a member of the Connecticut Society of Certified Public Accountants.

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

     As of March 10, 1999, the individual directors and the directors and officers, as a group, of the General Partner beneficially owned Partnership Units and shares of the common stock of CIGNA, parent of the General Partner, as set forth in the following table:

                                   Units            Shares
                               Beneficially      Beneficially       Percent
     Name                        Owned(a)          Owned(b)        of Class

     Robert Fair(c)                   0              11,895             *
     Philip J. Ward (d)               0              57,045             *
     John Wilkinson (e)               0              36,509             *

     All directors and officers
     Group (9) (f)                    0             125,214             *


     * Less than 1% of class

(a) No officer or director of the General Partner possesses a right to acquire beneficial ownership of additional Units of interest of the Partnership.
(b) The directors and officers have sole voting and investment power over all the shares of CIGNA common stock they own beneficially.
(c) Shares beneficially owned includes options to acquire 6,135 shares and 3,315 shares which are restricted as to disposition.
(d) Shares beneficially owned includes options to acquire 28,008 shares and 2,220 shares which are restricted as to disposition.
(e) Shares beneficially owned includes options to acquire 27,969 shares and 693 shares which are restricted as to disposition.
(f) Shares beneficially owned by directors and officers include 68,452 shares of CIGNA common stock which may be acquired upon exercise of stock options and 15,627 shares which are restricted as to disposition.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The General Partner of the Partnership is generally entitled to receive 1% of cash distributions, when and as cash distributions are made to the limited partners, and is generally allocated 1% of profits or losses. In 1998, the General Partner was entitled to receive distributable cash from operations of $5,257. The General Partner was allocated a share of Partnership income in 1998 of $1,711. Reference is also made to the Notes to Financial Statements included in this annual report for a description of such distributions and allocations. The relationship of the General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above.

     CII provided asset management services to the Partnership during 1998 at fees calculated at 5% of gross revenues from the Versailles Village Apartments and Waterford Apartments less amounts earned by independent third party property management companies contracted by CII on behalf of the Partnership. In 1998, such affiliate earned asset management fees amounting to $20,667 for such services, of which $3,632 was unpaid as of December 31, 1998. Non-affiliated third party independent property managers contracted by CII earned $144,005 of management fees.

     CFP provided partnership management services for the Partnership at fees calculated at 9% of adjusted cash from operations in any one year. The partnership management fee shall be paid when adjusted cash from operations is distributed to Limited Partners. In 1998, CFP earned partnership management fees amounting to $53,113 for such services, of which $15,271 was unpaid as of December 31, 1998.

     The General Partner and its affiliates may be reimbursed for their direct expenses incurred in the administration of the Partnership. In 1998, the General Partner and its affiliates were entitled to reimbursement for such out of pocket expenses in the amount of $37,895, of which $4 was unpaid as of December 31, 1998.


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

              (x) Loan Modification Agreement between Connecticut General Realty Investors III Limited Partnership and Massachusetts Mutual Life Insurance Company, dated November 1, 1994, relating to Stewart's Glen Apartments, incorporated by reference to Form 10-K for the fiscal year ended December 31, 1994.

              (y) Loan Agreement between Connecticut General Realty Investors III Limited Partnership and Hibernia National Bank, dated March 29, 1995, relating to Stonebridge Manor Apartments, incorporated by reference to Form 10-Q for the quarter ended March 31, 1995.

              (z) Agreement of Purchase and Sale for Stewart's Glen I, II and III dated April 30, 1996 between CIGNA/Willowbrook Associates Limited Partnership, CIGNA/Willowbrook II Associates Limited Partnership, Connecticut General Realty Investors III Limited Partnership and AMLI Residential, L.P. incorporated by reference to Form 10-Q for the quarter ended March 31, 1996.

              (aa) Agreement of Purchase and Sale for Stonebridge Manor Apartments dated October 22, 1997 between the

                    Registrant and TGM Realty Corp. #6, a Delaware corporation, incorporated by reference to Form 8-K dated November 6, 1997.

              (bb) Agreement of Purchase and Sale for Waterford Apartments dated March 8, 1999 between Waterford Partnership and Case Ventures, Inc., an Oklahoma Corporation.

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

                    CONNECTICUT GENERAL REALTY INVESTORS III
                    LIMITED PARTNERSHIP

                              By: CIGNA Realty Resources, Inc. - Fifth, General Partner


Date:  March 30, 1999         By:      /s/   John D. Carey
                                       -------------------
                                       John D. Carey, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partner) and on the date indicated.



     /s/   Robert Fair                                    Date:   March 30, 1999
     ------------------------------------------
     Robert Fair, Director



     /s/   Philip J. Ward                                 Date:   March 30, 1999
     ------------------------------------------
     Philip J. Ward, Director



     /s/   John Wilkinson                                 Date:   March 30, 1999
     ------------------------------------------
     John Wilkinson, Director



     /s/   John D. Carey                                  Date:   March 30, 1999
     ------------------------------------------
     John D. Carey, President
     (Principal Executive Officer)



     /s/   Stephen C. Stachelek                           Date:   March 30, 1999
     ------------------------------------------
     Stephen C. Stachelek, Treasurer
     (Principal Financial Officer)



     /s/   Josephine Donofrio                             Date:   March 30, 1999
     ------------------------------------------
     Josephine Donofrio, Controller
     (Principal Accounting Officer)