Form 10-Q
period 1999-03-31
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-05-13
CIK 745471

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

                  For the quarterly period ended March 31, 1999

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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                         March 31,                 December 31,
                                                                                           1999                        1998
                                                               Assets                   (Unaudited)                  (Audited)
Property and improvements, at cost:
     Land and land improvements                                                      $    3,017,188               $    3,009,898
     Buildings                                                                           16,688,744                   16,661,970
     Furniture and fixtures                                                               1,468,506                    1,462,984
                                                                                     --------------               --------------
                                                                                         21,174,438                   21,134,852
     Less accumulated depreciation                                                        8,750,342                    8,693,273
                                                                                     --------------               --------------
              Net property and improvements                                              12,424,096                   12,441,579

Cash and cash equivalents                                                                   661,936                      739,751
Accounts receivable (net of allowance of $8,674
   in 1999 and $8,956 in 1998)                                                               31,772                        7,185
Escrow deposits                                                                             117,601                      143,422
Prepaid insurance                                                                            13,897                           --
Other asset                                                                                   1,000                        1,000
Deferred charges, net                                                                       773,839                      776,542
Escrowed debt service funds                                                                 553,328                      506,660
                                                                                     --------------               --------------
              Total                                                                  $   14,577,469               $   14,616,139
                                                                                     ==============               ==============

                   Liabilities and Partners' Capital (Deficit)

Liabilities:
     Notes and mortgages payable                                                     $   15,230,506               $   15,249,984
     Accounts payable and accrued expenses (including $29,872
       in 1999 and $18,906 in 1998 due to affiliates)                                       173,719                      241,892
     Tenant security deposits                                                                86,206                       82,092
     Unearned income                                                                         20,114                       26,611
                                                                                     --------------               --------------
              Total liabilities                                                          15,510,545                   15,600,579
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               29,571                       27,513
         Cumulative cash distributions                                                      (35,295)                     (33,751)
                                                                                     --------------               --------------
                                                                                             (4,724)                      (5,238)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                            (14,747,042)                 (14,950,756)
         Cumulative cash distributions                                                   (8,589,362)                  (8,436,498)
                                                                                     --------------               --------------
                                                                                           (928,352)                    (979,202)
                                                                                     --------------               --------------
              Total partners' deficit                                                      (933,076)                    (984,440)
                                                                                     --------------               --------------
              Total                                                                  $   14,577,469               $   14,616,139
                                                                                     ==============               ==============



The Notes to Financial  Statements  are an integral  part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations

               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                                                               1999                    1998
                                                                                               ----                    ----
Income:
     Rental income                                                                        $      817,960           $     775,774
     Other income                                                                                 21,989                  13,254
     Interest income                                                                              16,282                  16,262
                                                                                          --------------           -------------
                                                                                                 856,231                 805,290
                                                                                          --------------           -------------

Expenses:
     Property operating expenses                                                                 218,604                 218,281
     General and administrative                                                                  108,939                 108,632
     Fees and reimbursements to affiliates                                                        33,500                  26,129
     Interest expense                                                                            229,644                 233,149
     Depreciation and amortization                                                                59,772                 195,621
                                                                                          --------------           -------------
                                                                                                 650,459                 781,812
                                                                                          --------------           -------------

              Net income                                                                  $      205,772           $      23,478
                                                                                          ==============           =============

Net income:
     General Partner                                                                      $        2,058           $         235
     Limited partners                                                                            203,714                  23,243
                                                                                          --------------           -------------
                                                                                          $      205,772           $      23,478
                                                                                          ==============           =============

Net income per Unit                                                                       $         8.20           $        0.94
                                                                                          ==============           =============

Cash distribution per Unit                                                                $         6.15           $        5.70
                                                                                          ==============           =============
















  The Notes to Financial Statements are an integral part of these statements.



          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                                         1999                      1998
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $       205,772           $        23,478
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                     59,772                   195,621
         Accounts receivable                                                              (24,587)                    3,339
         Accounts payable and accrued expenses                                            (68,173)                  (51,295)
         Escrow deposits                                                                   25,821                    62,312
         Other, net                                                                       (16,280)                   (6,317)
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   182,325                   227,138
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Purchase of property and improvements                                                (39,586)                  (13,547)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Repayment of notes and mortgage loans                                                (19,478)                  (52,986)
     Contribution to debt service escrow funds                                            (46,668)                       --
     Distribution to limited partners                                                    (152,864)                 (141,679)
     Distribution to General Partner                                                       (1,544)                   (1,431)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                      (220,554)                 (196,096)
                                                                                  ---------------           ---------------

Net increase (decrease) in cash and cash equivalents                                      (77,815)                   17,495
Cash and cash equivalents, beginning of year                                              739,751                   682,614
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       661,936           $       700,109
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       229,644           $       233,149
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

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                          Notes to Financial Statements
                                   (Unaudited)


     Readers of this quarterly report should refer to CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP'S (the "Partnership") audited financial statements for the year ended December 31, 1998 which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

2.   Deferred Charges

     Deferred charges consist of the following:

                                                                                       March 31,               December 31,
                                                                                         1999                      1998
     Surety fee - Waterford Apartments mortgage note                              $       963,910           $       963,910
     Costs of obtaining financing                                                         660,522                   660,522
                                                                                  ---------------           ---------------
                                                                                        1,624,432                 1,624,432
     Accumulated amortization                                                            (850,593)                 (847,890)
                                                                                  ---------------           ----------------
                                                                                  $       773,839           $       776,542
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:

                                                                                  Three Months Ended          Unpaid at
                                                                                      March 31,               March 31,
                                                                                1999             1998           1999
                                                                                ----             ----           ----
     Property management fees (a)                                            $     5,137     $     4,857      $     3,423
     Partnership management fees                                                  19,517          13,036           19,517
     Reimbursement (at cost) for
      out-of-pocket expenses                                                       8,846           8,236            6,932
                                                                             -----------     -----------      -----------
                                                                             $    33,500     $    26,129      $    29,872
                                                                             ===========     ===========      ===========

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements (Continued)
                                   (Unaudited)


(a) Does not include on-site property management fees earned by independent property management companies of $36,190 and $34,369 for the three months ended March 31, 1999 and 1998, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Subsequent Event

     On April 14, 1999, the Partnership completed the sale of its investment in the Waterford Apartments to Case Ventures, Inc., an Oklahoma Corporation for a gross sales price of $14,675,000. The purchaser assumed the bond financing of $11,355,000 as part of the sale. The property had a depreciated cost of approximately $9,550,000 as of the date of sale. After deducting closing costs, the Partnership expects to record a gain of approximately $4,850,000.

     On May 17, 1999, the Partnership paid a distribution of $3,808,933 to the limited partners and $1,973 to the General Partner.

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

Liquidity and Capital Resources

     At March 31, 1999, the Partnership had $661,936 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the quarter ended March 31, 1999, the Partnership generated $197,000 of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. The Partnership will pay a cash distribution of $3,808,933 or $153.24 per Unit on May 17, 1999 representing the first quarter's adjusted cash from operations of $195,368 or $7.86 per Unit and the net proceeds from the sale of Waterford Apartments of $145.38 per Unit. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining property.

     On April 14, 1999, the Partnership completed the sale of its investment in the Waterford Apartments to Case Ventures, Inc., an Oklahoma Corporation for a gross sales price of $14,675,000. The purchaser assumed the bond financing of $11,355,000 as part of the sale. After deducting closing costs, the Partnership netted approximately $3,614,000. On May 17, 1999, the Partnership is scheduled to distribute the net proceeds from the sale to limited partners. The Partnership expects to record a gain for both book and tax purposes. With the sale of Waterford completed, the Partnership will commence the sales process for Versailles Village. The property will likely be sold on a leveraged basis. Based on the anticipated sale of Versailles Village by the end of the third quarter, the Partnership plans to liquidate and terminate by the end of the year.

Results of Operations

     Rental income increased 7% at Waterford and 4% at Versailles Village for the three months ended March 31, 1999, as compared with the same period in 1998, due to an increase in rates. Versailles Village plans to continue to increase rental rates in the second quarter. Other income increased due to the write off of a disputed payable relating to maintenance work at Stonebridge Manor in 1997.

     Fees and reimbursements to affiliates increased primarily due to higher partnership management fees as a result of more cash available for distribution for the three months ended March 31, 1999 than in the same period in 1998. More cash was available to distribute in 1999 due to improved operations, fewer reserves required and less debt service (Waterford Taxable Series 1993B Bonds fully amortized by December 1998). There was no depreciation and amortization expense for Waterford in 1999 as the property was held for sale as of November 1998.

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1998                                      1999
                                           -----------------------------------------------               -------
                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31
                                            -------      -------      -------     --------               -------
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%         100%          94%          94%                   99%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          97%          94%          95%                   90%



Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) No Form 8-Ks were filed during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CONNECTICUT GENERAL REALTY INVESTORS III
                    LIMITED PARTNERSHIP


                        By:      CIGNA Realty Resources, Inc. - Fifth,
                                 General Partner




Date: May 12, 1999      By:      /s/ John D. Carey
      ------------               ----------------------------
                                 John D. Carey, President
                                 (Principal Executive Officer)



Date: May 12, 1999      By:      /s/ Josephine C. Donofrio
      ------------               -----------------------------
                                 Josephine C. Donofrio, Controller
                                 (Principal Accounting Officer)