Form 10-Q
period 1999-06-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-08-16
CIK 745471

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

                  For the quarterly period ended June 30, 1999


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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                         June 30,                  December 31,
                                                                                           1999                        1998
                                                               Assets                   (Unaudited)                  (Audited)
Property and improvements, at cost:
     Land and land improvements                                                      $      784,121               $    3,009,898
     Buildings                                                                            5,208,937                   16,661,970
     Furniture and fixtures                                                                 895,101                    1,462,984
                                                                                     --------------               --------------
                                                                                          6,888,159                   21,134,852
     Less accumulated depreciation                                                        3,297,173                    8,693,273
                                                                                     --------------               --------------
              Net property and improvements                                               3,590,986                   12,441,579

Cash and cash equivalents                                                                   442,545                      739,751
Accounts receivable (net of allowance of $9,052
   in 1999 and $8,956 in 1998)                                                               10,414                        7,185
Escrow deposits                                                                               7,144                      143,422
Prepaid insurance                                                                             2,774                           --
Other asset                                                                                   8,348                        1,000
Deferred charges, net                                                                        18,499                     776,542
Escrowed debt service funds                                                                      --                      506,660
                                                                                     --------------               --------------
              Total                                                                  $    4,080,710               $   14,616,139
                                                                                     ==============               ==============

                        Liabilities and Partners' Capital (Deficit)

Liabilities:
     Notes and mortgages payable                                                     $    3,855,635               $   15,249,984
     Accounts payable and accrued expenses (including $19,004
       in 1999 and $18,906 in 1998 due to affiliates)                                        95,122                      241,892
     Tenant security deposits                                                                42,529                       82,092
     Unearned income                                                                          4,285                       26,611
                                                                                     --------------               --------------
              Total liabilities                                                           3,997,571                   15,600,579
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               34,142                       27,513
         Cumulative cash distributions                                                      (37,268)                     (33,751)
                                                                                     --------------               --------------
                                                                                             (2,126)                      (5,238)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                             (9,924,492)                 (14,950,756)
         Cumulative cash distributions                                                  (12,398,295)                  (8,436,498)
                                                                                     --------------               --------------
                                                                                             85,265                     (979,202)
                                                                                     ---------------              --------------
              Total partners' capital (deficit)                                              83,139                     (984,440)
                                                                                     ---------------              --------------
              Total                                                                  $    4,080,710               $   14,616,139
                                                                                     ==============               ==============


The Notes to Financial Statements are an integral part of these statements.




          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                                --------                          --------
                                                                        1999               1998            1999             1998
                                                                        ----               ----            ----             ----
Income:
     Rental income                                                $      385,589    $     818,434    $    1,203,549   $   1,594,208
     Other income                                                         10,144           17,153            32,133          30,407
     Interest income                                                      21,851           19,474            38,133          35,736
                                                                  --------------    -------------    --------------   -------------
                                                                         417,584          855,061         1,273,815       1,660,351
                                                                  --------------    -------------    --------------   -------------

Expenses:
     Property operating expenses                                         143,386          237,110           361,990         455,391
     General and administrative                                          117,840          133,888           226,779         242,520
     Fees and reimbursements to affiliates                                12,678           29,385            46,178          55,514
     Interest expense                                                     99,315          232,451           328,959         465,600
     Depreciation and amortization                                        59,674          196,344           119,446         391,965
                                                                  --------------    -------------    --------------   -------------
                                                                         432,893          829,178         1,083,352       1,610,990
                                                                  --------------    -------------    --------------   -------------

         Income (loss) operations                                        (15,309)          25,883           190,463          49,361

     Gain on sale of property                                          4,842,430               --         4,842,430              --
                                                                 ---------------    -------------    --------------   -------------

         Net income                                               $    4,827,121    $      25,883    $    5,032,893   $      49,361
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $        4,571    $         259    $        6,629   $         494
     Limited partners                                                  4,822,550           25,624         5,026,264          48,867
                                                                  --------------    -------------    --------------   -------------
                                                                  $    4,827,121    $      25,883    $    5,032,893   $      49,361
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $       194.02    $        1.03    $       202.22   $        1.97
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $       153.24    $        5.25    $       159.39   $       10.95
                                                                  ==============    =============    ==============   =============













The Notes to Financial Statements are an integral part of these statements.




          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)

                                                                                         1999                      1998
                                                                                         ----                      ----

Cash flows from operating activities:
     Net income                                                                   $     5,032,893           $        49,361
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Gain on sale of property                                                      (4,842,430)                       --
         Depreciation and amortization                                                    119,446                   391,965
         Accounts receivable                                                               (3,229)                    4,564
         Accounts payable and accrued expenses                                           (146,770)                  (76,305)
         Escrow deposits                                                                  136,278                    66,074
         Other, net                                                                       (72,011)                       50
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   224,177                   435,709
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Proceeds from sale of property                                                    14,675,000                        --
     Payment of closing costs related to sale of property                                (286,215)                       --
     Purchase of property and improvements                                                (57,165)                  (70,793)
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                      14,331,620                   (70,793)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Proceeds from escrowed debt service funds                                            506,660                        --
     Distribution to limited partners                                                  (3,961,797)                 (272,173)
     Distribution to General Partner                                                       (3,517)                   (2,749)
     Repayment of notes and mortgage loans                                            (11,394,349)                 (106,333)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                   (14,853,003)                 (381,255)
                                                                                  ---------------           ---------------

Net decrease in cash and cash equivalents                                                (297,206)                  (16,339)
Cash and cash equivalents, beginning of year                                              739,751                   682,614
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       442,545           $       666,275
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       328,959           $       465,600
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

2.   Deferred Charges

     Deferred charges consist of the following:


                                                                                       June 30,                December 31,
                                                                                         1999                      1998

     Surety fee - Waterford Apartments mortgage note                              $            --           $       963,910
     Costs of obtaining financing                                                         143,660                   660,522
                                                                                  ---------------           ---------------
                                                                                          143,660                 1,624,432
     Accumulated amortization                                                            (125,161)                 (847,890)
                                                                                  ---------------           ---------------
                                                                                  $        18,499           $       776,542
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:


                                                   Three Months Ended             Six Months Ended              Unpaid at
                                                        June 30,                      June 30,                   June 30,
                                                        --------                      --------                   --------
                                                 1999              1998         1999             1998              1999
                                                 ----              ----         ----             ----              ----

     Property management fees (a)          $        595     $       5,172    $     5,732     $    10,029      $        --
     Partnership management fees                     --            12,515         19,517          25,551               --
     Reimbursement (at cost) for
      out-of-pocket expenses                     12,083            11,698         20,929          19,934           19,004
                                           ------------     -------------    -----------     -----------      -----------
                                           $     12,678     $      29,385    $    46,178     $    55,514      $    19,004
                                           ============     =============    ===========     ===========      ===========


          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                    Notes to Financial Statements (Continued)
                                   (Unaudited)



(a) Does not include on-site property management fees earned by independent property management companies of $16,000 and $36,334 for the three months ended June 30, 1999 and 1998, respectively, and $52,190 and $70,703 for the six months ended June 30, 1999 and 1998, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Sale of Property

     On April 14, 1999, the Partnership completed the sale of its investment in the Waterford Apartments to Case Ventures, Inc., an Oklahoma Corporation for a gross sales price of $14,675,000. The purchaser assumed the bond financing of $11,355,000 as part of the sale. The property had a depreciated cost of $9,546,354 as of the date of sale. After deducting closing costs, the Partnership recorded a gain of $4,842,430.


5.   Subsequent Event

     On August 13, 1999, the Partnership paid a distribution of $125,274 to the limited partners.

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

Liquidity and Capital Resources

     At June 30, 1999, the Partnership had $442,545 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the three and six months ended June 30, 1999, the Partnership generated $199,000 of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. The Partnership's first quarter 1999 distribution of $3,808,933 or $153.24 per Unit was paid on May 17, 1999 and represented the first quarter's adjusted cash from operations of $195,368 or $7.86 per Unit and the net proceeds from the sale of Waterford Apartments of $145.38 per unit. The Partnership's second quarter 1999 cash distribution of $125,274 or $5.04 per Unit was paid on August 13, 1999 and represented the Partnership's second quarter adjusted cash from operations including an adjustment to cash reserves. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital improvements, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining property.

     On April 14, 1999, the Partnership completed the sale of its investment in the Waterford Apartments to Case Ventures, Inc., an Oklahoma Corporation for a gross sales price of $14,675,000. The purchaser assumed the bond financing of $11,355,000 as part of the sale. After return of the debt escrows, including accrued interest, and deducting closing costs, the Partnership netted approximately $3,614,000. On May 17, 1999, the Partnership distributed the net proceeds from the sale to limited partners. A gain was recorded for book purposes of $4,842,430. The Partnership expects to record a gain for tax purposes. The Partnership has commenced the marketing phase of the sales process for Versailles Village, the Partnership's sole remaining property. Based on the anticipated sale of Versailles Village by the fourth quarter, the Partnership plans to liquidate and terminate by the end of the year.


Results of Operations

     Generally, decreases in the income statement accounts for 1999, as compared with 1998, are the result of the sale of Waterford Apartments in April 1999. The Partnership's sole remaining property, Versailles Village, had improved operations for both the three and six months ended June 30, 1999, as compared with the same periods in 1998.

     At Versailles Village, rental income increased $3,166 for the three months and $13,609 for the six months ended June 30, 1999, as compared with the same periods in 1998, due to an increase in rates. Property operating expenses decreased $1,585 for the three months and $5,911 for the six months ended June 30, 1999. Savings in utility costs, insurance and maintenance more than offset an increase in property taxes caused by a school levy. There were no significant fluctuations in other income, general and administrative, interest expense and depreciation and amortization for Versailles Village for the three and six months ended June 30, 1999, as compared with the same periods in 1998.

     Partnership other income increased overall for the six months ended June 30, 1999 due to the write off of a disputed payable relating to maintenance work at Stonebridge Manor in 1997. Fees and reimbursements to affiliates decreased for the three and six months ended June 30,1999, as compared with the same periods in 1998, primarily due to lower

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


partnership management fees as a result of less cash available for distribution resulting from the sale of Waterford Apartments in April 1999. There was no depreciation and amortization expense for Waterford in 1999 as the property was held for sale as of November 1998.





                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:


                                                                1998                                             1999
                                          -------------------------------------------------          ------------------------------

                                            At 3/31      At 6/30      At 9/30     At 12/31               At 3/31             At 6/30
                                            -------      -------      -------     --------               -------             -------
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%         100%          94%          94%                   99%                 96%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%          97%          94%          95%                   90%                 N/A

An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Waterford Apartments was sold April 14, 1999.

Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedules.

     (b) Reports on Form 8-K:

         Registrant reported the sale of the Waterford Apartments on Form 8-K dated April 27, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CONNECTICUT GENERAL REALTY INVESTORS III
                    LIMITED PARTNERSHIP


                              By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: August 16, 1999         By:      /s/ John D. Carey
      ----------------                 ------------------------
                                        John D. Carey, President
                                        (Principal Executive Officer)



Date: August 16, 1999         By:      /s/ Josephine C. Donofrio
      ---------------                  -------------------------------
                                        Josephine C. Donofrio, Controller
                                        (Principal Accounting Officer)