Form 10-Q/A
period 1999-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-11-10
CIK 745471

AGREEMENT OF PURCHASE AND SALE


         THIS AGREEMENT OF PURCHASE AND SALE (this "Agreement") is made by and between CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP, a Connecticut limited partnership ("Seller"), and Ronald Gottlieb and/or Assigns ("Purchaser"), as of the "Effective Date" (as defined below).

                                   Article I.
                                    Property

         Seller hereby agrees to sell, and Purchaser hereby agrees to buy, all of the following property: (a) a parcel of real property (the "Land"), located in Cincinnati, Ohio, more particularly described on Exhibit A attached to this Agreement; (b) the buildings and other improvements located on the Land, being an apartment complex generally known as Versailles Village Apartments, consisting of a 180-unit apartment complex comprised of 16 buildings plus a leasing office/clubhouse (the "Improvements"); (c) all tenant leases relating to the Improvements, being the leases referred to on the Rent Roll attached hereto as Exhibit B (the Land, Improvements, and tenant leases are referred to herein, collectively, as the "Real Property"); and (d) all fixtures, equipment, and other personal property (both tangible and intangible, including, without limitation, any service and maintenance agreements applicable thereto, other than the property management agreement, which shall be terminated) owned by Seller and contained in or related to the Improvements (the "Personal Property") (collectively, the Real Property and the Personal Property are sometimes referred to herein as the "Property"). Seller will cooperate with Purchaser to permit Purchaser to continue using the same telephone number currently in use on the Property.
                                   Article II.
                           Purchase Price and Deposits

         The purchase price which the Purchaser agrees to pay and the Seller agrees to accept for the Property shall be the sum of Seven Million Two Hundred Thousand Dollars ($7,200,000.00) (hereinafter referred to as the "Purchase Price"), subject to adjustment as provided in Article V hereof, payable as follows:

        (a) An earnest money deposit ("Deposit") of Fifty Thousand Dollars ($50,000.00), in cash, to be deposited with Chicago Title Insurance Company, 46 E. Gay ST., Columbus, OH 43215 (the "Title Company") within one (1) business day after execution hereof by both parties, such amount to be held in escrow and deposited in an interest-bearing account. The Deposit shall be non-refundable except in the following instances:

        (I) Seller is unable to, or chooses not to, cure Purchaser's objections to the Survey, as described in Paragraph 6.4 of this Agreement; or

        (II) Seller is unable to, or chooses not to, cure Purchaser's objections to the Title Commitment, as described in Paragraph 6.5 of this Agreement; or

        (III) The environment report to be obtained by Purchaser pursuant to Purchaser's acquisition of the property discloses substantial environmental hazards not disclosed or included in the January, 1994 environmental report performed by Law Engineering and Environmental Services, a copy of which has been provided to Purchaser by Seller, and Seller is unable to, or chooses not to, cure such hazards.

        (b) An additional earnest money deposit (the "Additional Deposit") of _One Hundred Thousand Dollars ($100,000.00), in cash, to be deposited by Purchaser with the Title Company, within one (1) business day after expiration of the Feasibility Period (hereinafter defined), such amount to be held in escrow and deposited in an interest-bearing account (the Earnest Deposit and the Additional Deposit, with interest thereon, will be referred to hereinafter, collectively, as the "Deposit"); and

        (c) The balance of the Purchase Price shall be paid at time of Closing by Federal wire transfer, with the transfer of funds to Seller to be completed on the day of the Closing.

              The Deposit shall be paid to Seller at the Closing as a credit against the Purchase Price. Purchaser shall provide the Title Company with its tax identification number, and all interest shall be for Purchaser's account for tax purposes. Purchaser will receive all interest earned on the earnest money deposit.

              In addition to the Deposit, Purchaser shall deposit three (3) fully executed copies of this Agreement with the Title Company immediately after both parties have executed it. The Title Company shall retain one copy of this Agreement and deliver one copy hereof to each of Purchaser and Seller.

                                  Article III.
                                Failure to Close

         3.1 Purchaser's Default. If Seller has complied with all of the covenants and conditions contained herein and is ready, willing and able to convey the Property in accordance with this Agreement and Purchaser fails to consummate this Agreement and take title, then the parties hereto recognize and agree that the damages that Seller will sustain as a result thereof will be substantial, but difficult if not impossible to ascertain. Therefore, the parties agree that, in the event of Purchaser's default, Seller shall, as its sole remedy, be entitled to retain the Deposit as liquidated damages, and neither party shall have any further rights or obligations with respect to the other under this Agreement, except for the Surviving Covenants (hereinafter defined).

         3.2 Seller's Default. In the event that Purchaser has complied with all of the covenants and conditions contained herein and is ready, willing and able to take title to the Property in accordance with this Agreement, and Seller fails to consummate this Agreement and convey title as set forth herein, then Purchaser may, as its sole remedy, either (I) terminate this Agreement and recover the Deposit, or (II) enforce specific performance of this Agreement in accordance with and subject to its terms.

                                   Article IV.
                          Closing and Transfer of Title

         4.1 Closing. The parties hereto agree to conduct a closing of this sale (the "Closing") on or before 10:00 a.m. on November 15, 1999 ("Closing Date") in the principal office of ___________________________, or at such other place as may be agreed upon by the parties hereto. This Agreement shall terminate if transfer of title is not completed by the Closing Date (unless such failure to close is due to Seller's default, the date for Closing is extended pursuant to any provision hereof, including, without limitation, the matters described in Sections 6.3, 6.4, 6.5 and Article VII hereof, or the date for Closing is extended by agreement of the parties, which agreement shall be confirmed in writing). Notwithstanding the foregoing, or any other provision herein, Seller shall have no obligation to close if the closing and transfer of title does not occur on or prior to November 30, 1999, unless such failure to close is due solely to the default of Seller.

         4.2 Closing Procedure. Seller shall execute and deliver or cause to be delivered (a) a Special Warranty Deed, in the form attached hereto as Exhibit C, proper for recording, conveying Seller's interest in the Real Property to Purchaser, subject, however, to (I) restrictions as reported in the Title Commitment (defined in Section 6.5) or shown on the Survey (as defined in Section 6.4) and either approved by Purchaser or as to which objection has been waived by Purchaser, (II) taxes not yet due and payable, (III) the rights of lessees and licensees of space in the Improvements at the time of Closing (to the extent shown on the Rent Roll), and (iv) any encumbrances created or permitted by the terms of this Agreement; (b) a Bill of Sale in the form attached hereto as Exhibit D, dated as of the date of Closing conveying to Purchaser any and all Personal Property; (c) an Assignment of Leases in the form attached hereto as Exhibit E, dated the date of Closing, assigning all of the landlord's right, title and interest in and to any tenant and other leases covering all or any portion of the Real Property; (d) Tenant Notification Agreements (the "Tenant Notices"), dated the date of the Closing, executed by Seller, and complying with applicable statutes in order to relieve Seller of liability for tenant security deposits (provided the security deposits are paid to Purchaser), notifying the tenants of the Real Property that the Property has been sold to Purchaser and directing the tenants to pay rentals to Purchaser (or Purchaser's designated agent); (e) to the extent in Seller's possession or under Seller's control, the originals of all leases and, to the extent in Seller's possession or under Seller's control, as-built plans and specifications and maintenance and service contracts that are to be assumed; (f) an indemnification agreement (the "Indemnification Agreement") in the form attached as Exhibit F, dated the date of Closing; (i) an updated Rent Roll, in the form of the Rent Roll attached hereto as Exhibit B, dated within fifteen (15) days of the date of the Closing; (j) an affidavit that Seller is not a "foreign person" in the form attached as Exhibit G; (k) a master key or duplicate key for all locks in the Improvements; and (l) to the extent in the possession of Seller or Seller's property management company, all maintenance records.

         4.3 Purchaser's Performance. At the Closing, Purchaser will cause the Purchase Price to be delivered to the Title Company, will execute and deliver the Tenant Notices, the Indemnification Agreement, the Assignment of Leases, and the Bill of Sale.


         4.4 Evidence of Authority; Miscellaneous. Both parties will deliver to the Title Company and each other such evidence or documents as may reasonably be required by the Title Company or either party hereto evidencing the power and authority of Seller and Purchaser and the due authority of, and execution and delivery by, any person or persons who are executing any of the documents required hereunder in connection with the sale of the Property. Both parties will execute and deliver such other documents as are reasonably required to effect the intent of this Agreement.

                                    Article V
                        Prorations of Rents, Taxes, Etc.

         Real estate taxes and assessments not yet due and payable through the date of Closing shall be prorated as of the date of Closing either using actual tax figures or, if actual figures are not available, then using as a basis for said proration the most recent assessed value of the Real Property multiplied by the current tax rate, with a subsequent cash adjustment to be made between Purchaser and Seller when actual tax figures are available. Personal property taxes, annual permit or inspection fees, sewer charges and other expenses normal to the operation and maintenance of the Property shall also be prorated as of the date of Closing. Rents that have been collected for the month of the Closing will be prorated at the Closing, effective as of the date of Closing. With regard to rents that are delinquent as of the date of Closing, (I) no proration will be made at the Closing, (II) Purchaser will make a good faith effort after the Closing to collect the rents in the usual course of Purchaser's operation of the Property, and (III) Purchaser will apply all rents collected first to the current rents and the excess amount, if any, shall be applied to the delinquent rent owed to Seller. It is agreed, however, that Purchaser will not be obligated to institute any lawsuit or other collection procedures to collect delinquent rents. Rents collected by Purchaser after the Closing Date, to which Seller is entitled, shall be promptly paid to Seller.

         As of the Closing Date, Purchaser shall be entitled to a credit for any tenant deposits under the leases. Final readings on all gas, water and electric meters shall be made as of the date of closing, if possible. If final readings are not possible, gas, water and electricity charges will be prorated based on the most recent period for which costs are available. Any deposits made by Seller with utility companies shall be returned to Seller. Purchaser shall be responsible for making all arrangements for the continuation of utility services. After the Closing, Purchaser will assume full responsibility for all security deposits and advance rental deposits of current tenants of the Real Property currently held by Seller, which items will be itemized by Seller and transferred and paid over to Purchaser at the Closing.

         Except as otherwise specifically provided above with respect to real estate taxes and assessments, all items (including taxes) that are not subject to an exact determination shall be estimated by the parties. When any item so estimated is, after the Closing capable of exact determination, the party in possession of the facts necessary to make the determination shall send the other party a detailed report on the exact determination so made and the parties shall adjust the prior estimate within thirty (30) days after both parties have received said reports.

                                                    ARTICLE VI.
                                      Purchaser Inspections and Contingencies

         6.1 Document Inspection. Seller has made or will make available to Purchaser within ten (10) days from the Effective Date of this Agreement the following items relating to the Real Property for review by Purchaser:

         (1)      Copies of all service and maintenance agreements;
         (2) A Rent Roll prepared as of the first day of the month in which this Agreement is executed, reflecting, as of the date thereof, with respect to each tenant of the Real Property: (I) apartment number; (II) name of tenant; (III) monthly rental;
                  (IV) the amount of such tenant's security deposit (and any other deposits), if any; (V) the date through which the tenant's rental is paid; (VI) the expiration date of such tenant's lease; (VII) any rents or other charges in arrears or prepaid thereunder and the period for which such rents and other charges are in arrears or have been prepaid; and (VIII) the utilities which are furnished as part of the rent.
         (3)      Copies of all tenant leases;
         (4) Copies of any certificates of occupancy (to the extent in Seller's or its property manager's possession);
         (5) Copies of any major warranties currently in effect (if any and to the extent available in Seller's or its property manager's possession);
         (6) Books and records of the Property in Seller's or its property manager's possession; and
         (7) Copies of any environmental or engineering studies in Seller's possession.
         (8) List of all personal property and equipment to be included in the sale.

            Purchaser agrees that if for any reason the Closing is not consummated, Purchaser will immediately return to Seller all materials furnished to Purchaser pursuant to this Section 6.1.

            Purchaser further acknowledges and agrees that Seller's having made available to Purchaser any information and material relating to the Real Property constitutes a good faith undertaking only and does not constitute a representation and warranty on the part of Seller with respect to any such information and material.

         6.2 Physical Inspection. In addition to the items set forth in Section 6.1, Seller will make the Property available for inspection by
         Purchaser and Purchaser shall, at Purchaser's risk, conduct an engineering and/or market and economic feasibility study of the Property and undertake such physical inspection of the Property as Purchaser deems appropriate as soon as possible after the Effective Date of this Agreement. Such inspection shall be conducted at reasonable times upon reasonable oral or written notice to Seller's property manager. Seller shall have the right to designate a representative to accompany Purchaser's employees, agents, and independent contractors on any such inspections.

           Purchaser hereby agrees to pay, protect, defend, indemnify and save Seller harmless against all liabilities, obligations, claims (including mechanic's lien claims), damages, penalties, causes of action, judgments, costs and expenses (including, without limitation, attorneys' fees and expenses) imposed upon, incurred by or asserted against Seller in connection with or arising out of the entry upon the Real Property by Purchaser's employees, agents or independent contractors and the actions of such persons on the Real Property. In the event any part of the Property is damaged or excavated by Purchaser, its employees, agents or independent contractors, Purchaser agrees in the event its purchase hereunder is not consummated, to make such additional payments to Seller as may be reasonably required to return the Property to its condition immediately prior to such damage or excavation or, at Seller's option, to cause such work to be done. Not withstanding any provision to the contrary herein, Purchaser's obligations under this subparagraph shall survive the expiration or termination of this Agreement, and shall survive Closing.

         6.3. Feasibility Period. Purchaser shall have a period ending twenty one (21) days after the Effective Date of this Agreement to conduct its inspection of the documents delivered in accordance with Section 6.1 and to conduct a physical inspection of the Property as set forth in
         Section 6.2 (the "Feasibility Period"). On or before the last day of the Feasibility Period, Purchaser may, in its sole discretion without obligation to specify which aspect of its inspection was unsatisfactory, terminate this Agreement by providing a written notice to Seller so providing. Upon receipt of such notice, this Agreement shall terminate and Seller shall instruct the Title Company to remit the Deposit to Seller, unless the Deposit is determined to be refundable to Purchaser due to one of the three conditions described in
         Article II, paragraph (a)(I) to (a)(iii) of this Agreements, in which case the Title Company shall be instructed to return the Deposit to Purchaser. In either case, neither party hall have any obligation to the other, except for the Surviving Covenants. If Purchaser fails to provide such notice of termination on or before the last day of the Feasibility Period, Purchaser shall be deemed to have approved such inspections and this Agreement shall remain in full force and effect.


         6.4.  Survey  Contingency.   Purchaser's  obligation  to  purchase  the
         Property is subject to its receipt, within ten (10) days of the Effective Date of this Agreement, of a survey of the Real Property by a registered surveyor (the "Survey") at Purchaser's sole cost and expense. The Survey shall show the location of all improvements, structures, driveways, parking areas, easements, rights of way, and any encroachments and shall specify whether the Property is within the 100 year flood plain or flood way. The Survey shall further set forth a legal description of the boundaries of the Real Property in accordance with local practices. Seller will immediately provide Purchaser with a copy of its most recent survey of the property.

         Purchaser shall have until the earlier to occur of the last day of the Feasibility Period or the date fifteen (15) days after the receipt of the Survey by Purchaser to object in writing to the Survey, including any objection to the boundaries set forth in the Survey and to the legal description. This contingency shall be deemed satisfied or waived if Seller has not received written notice of Purchaser's objection before such date. Any such written notice shall state all of Purchaser's objections with specificity. Upon receipt of such notice, Seller may, but shall not be obligated to, cure such objections. If Seller cures such objections within fifteen (15) days, or, if such objections are such that they cannot be cured within such fifteen (15) day period, and Seller has commenced curing such objections and thereafter diligently proceeds to perfect such cure (but in no event beyond forty-five (45) days unless agreed to by Purchaser), then this Agreement shall continue in force and effect, and the Closing Date shall be adjusted accordingly. If Seller is unable to, or chooses not to, cure such objections within the time permitted, this Agreement shall terminate, Seller shall instruct the Title Company to return the Deposit less one-half the escrow fee charged by the Title Company, if any, (the "Escrow Fee") to Purchaser, and neither party shall have any further obligations hereunder except for the Surviving Covenants. Not withstanding the foregoing, however, Purchaser may waive such objections that Seller is unable to or chooses not to cure, and upon receipt by Seller of such waiver in full from Purchaser within ten (10) days of notice from Seller that it is unable or chooses not to cure such objections, this Agreement shall remain in full force and effect with no reduction in the Purchase Price.

              If requested by Seller, Purchaser will confirm in writing whether this survey contingency has been satisfied and, if so, the date on which it was satisfied.

         6.5. Title Contingency. Purchaser's obligation to purchase the Property is subject to its receipt of a commitment for an Owner's Title Insurance Policy (the "Title Commitment"), dated not earlier than the Effective Date of this Agreement, issued by the Title Company, together with legible copies of all items and documents referred to in the Title Commitment. The Title Commitment and accompanying documents shall be delivered by Seller within ten (10) days after the Effective Date of this Agreement. The Title Commitment will commit the Title Company to issue the Owner's Title Policy to Purchaser at the Closing in the amount of the Purchase Price. Upon receipt of the Title Commitment and accompanying documents by Purchaser, Purchaser shall have until the earlier to occur of the last day of the Feasibility Period or the date fifteen (15) days after receipt of all such items to state any objections in writing. This contingency shall be deemed satisfied or waived if such written notice of objection is not received by Seller within such fifteen (15) day period. Such written notice of objection shall state all of Purchaser's objections with specificity. Upon receipt of such notice, Seller may, but shall not be obligated to, cure such objection. If Seller cures such objections within fifteen (15) days after receipt of such notice, or, if such objections are such that they cannot be cured within fifteen (15) days and Seller has commenced curing such objections and thereafter diligently proceeds to perfect such cure, then this Agreement shall continue in full force and effect and the Closing Date shall be adjusted accordingly. If Seller is unable or chooses not to cure such objections within the time permitted, then this Agreement shall terminate, and Seller shall instruct the Title

         Company to return the Deposit less one-half of the Escrow Fee, if any, to Purchaser, and neither party shall have any further obligations hereunder except for the Surviving Covenants. Not withstanding the foregoing, however, Purchaser may waive such objections that Seller is unable or chooses not to cure within ten (10) days after receipt of a notice that Seller is unable or chooses not to cure such objections, and upon receipt by Seller of such waiver in full from Purchaser, this Agreement shall remain in full force and effect with no reduction in the Purchase Price.

               If requested by Seller, Purchaser will confirm in writing whether this title contingency has been satisfied and, if so, the date on which it was satisfied.

               As a condition to Closing, the Title Company shall deliver to Purchaser an A.L.T.A. Owner's Title Insurance Policy (the "Owner's Title Policy") dated no earlier than the date of the recording of the Deed, in the full amount of the Purchase Price, insuring that good and indefeasible marketable fee simple title to the Real Property is vested in Purchaser, containing no exceptions to such title other than the standard printed exceptions (unless the same are deleted in connection with Purchaser obtaining an A.L.T.A. Owner's Title Policy), and those items listed on Schedule "B" of the Title Report that either were approved by Purchaser or as to which objection has been expressly waived by Purchaser or cured by Seller, and any other encumbrances created or permitted by the terms of this Agreement (collectively, the "Permitted Encumbrances"). If the Title Company, through no fault of Seller, cannot deliver the Owner's Title Policy to Purchaser as described herein, this Agreement shall terminate, and Seller shall instruct the Escrow Holder to return the Deposit less one-half the Escrow Fee, if any, to Purchaser, and neither party shall have any further obligations hereunder except for the Surviving Covenants.

                                  Article VII.
                      Loss due to Casualty or Condemnation

         7.1 Loss due to Condemnation. In the event of a condemnation of all or a Substantial Portion (as hereinafter defined) of the Real Property which condemnation shall or would render a Substantial Portion of the Real Property untenantable, or if any portion of the building or parking area is taken, either party may, upon written notice to the other party given within ten (10) days of receipt of notice of such event, cancel this Agreement, in which event Seller shall instruct the Title Company to return the Deposit to Purchaser, this Agreement shall terminate and neither party shall have any rights or obligations here under except for the Surviving Covenants. In the event that neither party elects to terminate, or if the condemnation affects less than a Substantial Portion or does not affect the building or parking area, then this Agreement shall remain in full force and effect, and Seller shall be entitled to all monies received or collected by reason of such condemnation prior to Closing. In such event, the transaction hereby contemplated shall close in accordance with the terms and conditions of this Agreement except that there will be an abatement of the Purchase Price equal to the amount of the net proceeds, less costs and attorney's fees, which are received by Seller by reason of such condemnation prior to Closing. If the condemnation proceeding shall not have been concluded prior to the Closing, then there shall be no abatement of the Purchase Price and Seller shall assign any interest it has in the pending award to Purchaser. For purposes of this Section 7.1, a "Substantial Portion" shall mean a condemnation of in excess of $770,000.00 in value of the Real Property.

         7.2 Loss due to Casualty. In the event of Substantial Loss or Damage (as hereinafter defined) to the Real Property by fire or other casualty (not resulting from acts of Purchaser), either party may, upon written notice to the other party given within ten (10) days of receipt of notice of such event, cancel this Agreement in which event Seller shall instruct the Title Company to return the Deposit to Purchaser and this Agreement shall terminate and neither party shall have any rights or obligations hereunder except for the Surviving Covenants. In the event that neither party elects to terminate, or if the casualty results in less than Substantial Loss or Damage, then this Agreement shall remain in full force and effect and Seller shall be entitled to all insurance proceeds received or collected by reason of such damage or loss, whereupon the transaction hereby contemplated shall close in accordance with the terms and conditions of this Agreement except that there will be abatement of the Purchase Price equal to the amount of the net proceeds, less costs and attorney's fees, which are received by Seller as a result of such damage or loss, provided that such abatement will be reduced by the amount expended by Seller in accordance with

         Article VIII hereof for restoration or preservation of the Property following the casualty. Alternatively, Purchaser may, in its discretion, have Seller repair or replace the damaged Property, and there shall be no abatement of the Purchase Price in such case. However, Purchaser shall not be entitled to require Seller to effect repair or replacement unless the loss is entirely covered by insurance (except for any applicable deductible) and the repair or replacement will take no more than three (3) months to complete. For purposes of this Section 7.2, "Substantial Loss or Damage" shall mean loss or damage, the cost for repair of which exceeds $770,000.00.

                                  Article VIII.
                           Maintenance of the Property

         Between the time of execution of this Agreement and the Closing, Seller shall maintain the Property in good repair, reasonable wear and tear excepted, shall perform all work required to be done under the terms of any lease or agreement relating to the Property, and shall timely make all repairs, maintenance and replacements of equipment or improvements, the same as though Seller were retaining the Property; except that in the event of a fire or other casualty, damage or loss, Seller shall have no duty to repair said damage. However, Seller may repair any such damage with Purchaser's prior, written approval and may, without Purchaser's approval, repair damage where such repair is necessary in Seller's reasonable opinion to preserve and protect the health and safety of tenants of the Property or to preserve the Property from imminent risk of further damage or if required to do so by Seller's insurance carrier. Any such emergency repairs shall be reported to Purchaser within forty-eight
(48) hours of their completion. Seller agrees to continue to rent vacant units and to do ordinary and customary Aturns@ (painting, cleaning etc.) of vacant units according to the normal guidelines and procedures followed prior to the execution of this contract.
                                   Article IX.
                                     Broker

         Purchaser and Seller represent to each other that they have dealt with no agent or broker who in any way has participated as a procuring cause of the sale of the Property, except Corson and Associates (the "Broker"). Seller shall pay a commission of two percent (2%) of the Purchase Price to the Broker at the Closing, and the Broker shall be responsible for paying any applicable co-broker under terms of any separate agreement between them. Purchaser and Seller each agree to defend, indemnify and hold harmless the other for any and all judgments, costs of suit, attorneys' fees, and other reasonable expenses which the other may incur by reason of any action or claim against the other by any broker, agent, or finder with whom the indemnifying party has dealt arising out of this Agreement or any subsequent sale of the Property to Purchaser, except for the above-described commissions, which shall be paid by Seller. The provisions of this Article IX shall survive the Closing and any termination of this Agreement.

                                   Article X.
                         Representations and Warranties

         10.1 Limitations on Representations and Warranties. Purchaser hereby agrees and acknowledges that, except as set forth in Section 10.2 below, neither Seller nor any agent, attorney, employee or representative of Seller has made any representation whatsoever regarding the subject matter of this sale, or any part thereof, including (without limiting the generality of the foregoing) representations as to the physical nature or condition of the Property or the capabilities thereof, and that Purchaser, in executing, delivering and/or performing this Agreement, does not rely upon any statement and/or information to whomever made or given, directly or indirectly, orally or in writing, by any individual, firm or corporation. Purchaser agrees to take the Real Property and the Personal Property "as is," as of the date hereof, reasonable wear and tear, and minor damage caused by the removal of any personal property or fixtures not included in this sale, excepted. SELLER MAKES NO REPRESENTATIONS OR WARRANTIES AS TO THE PHYSICAL CONDITION OF THE PROPERTY OR THE SUITABILITY THEREOF FOR ANY PURPOSE FOR WHICH PURCHASER MAY DESIRE TO USE IT. SELLER HEREBY EXPRESSLY DISCLAIMS ANY WARRANTIES OF MERCHANTABILITY AND/OR FITNESS FOR A PARTICULAR PURPOSE AND ANY OTHER WARRANTIES OR REPRESENTATIONS AS TO THE PHYSICAL CONDITION OF THE PROPERTY. PURCHASER, BY ACCEPTANCE OF THE DEED, AGREES THAT IT HAS INSPECTED THE PROPERTY AND ACCEPTS SAME "AS IS" AND "WITH ALL FAULTS".

        Purchaser understands that any financial statements and data, including, without limitation, gross rental income, operating expenses and cash flow statements, to be made available by Seller to Purchaser, will be unaudited financial statements and data not prepared or reviewed by independent public accountants, and that Seller makes no representation as to the accuracy or completeness thereof.

         10.2 Representations and Warranties of Seller. Seller makes the following representations and warranties and agrees that Purchaser's obligations under this Agreement are conditioned upon the truth and accuracy of such representations and warranties, both as of this date and as of the date of the
Closing:

         (a) Seller has the requisite partnership power and authority to enter into this Agreement and convey the Property to Purchaser in accordance with and subject to the terms and conditions of this Agreement.

         (b) To the best of Seller's knowledge, Seller has received no written notice of any existing, pending or threatened litigation, administrative proceeding or condemnation or sale in lieu thereof, with respect to any portion of the Real Property, except as noted on Exhibit H attached hereto.

         (c) Except for those tenants and licensees in possession of the Real Property under written leases or license agreements for space in the Real Property, as shown in the Rent Roll, to the best of Seller's knowledge there are no parties in possession of, or claiming any possession to, any portion of the Real Property as lessees, tenants at sufferance, licensees, trespassers or otherwise.

         (d) The updated Rent Roll for the Real Property, which shall be delivered at the Closing, will be true, correct and complete as of the date set forth thereon; no tenant will be entitled to any rebates, rent concessions, or free rent (other than as reflected in said Rent Roll) and no rents due under any of the tenant or other leases will have been assigned, hypothecated, or encumbered, to any party except pursuant to documents to be released at Closing.

         (e) There are no attachments or executions affecting the Property, general assignments for the benefit of creditors, or voluntary or involuntary proceedings in bankruptcy, pending or, to the best of Seller's knowledge, threatened against Seller.

         (f) During the period of Seller's ownership of the Property, Seller has not itself, and to the best of Seller's knowledge, no prior owner or current or prior tenant or other occupant of all or any part of the Property at any time has, used Hazardous Materials (hereinafter defined) on, from, or affecting the Property in any manner that violates federal, state, or local laws, ordinances, rules, or regulations governing the use, storage, treatment, transportation, generation, or disposal of Hazardous Materials (collectively, the "Environmental Laws"), and to the best of Seller's knowledge no Hazardous Materials have been disposed of on the Property. "Hazardous Materials" shall mean any flammable substances, explosives, radioactive materials, hazardous wastes, toxic substances, pollutants, pollution, or related materials regulated under any of the Environmental Laws.

         10.3 Seller's Knowledge. Whenever the term "to the best of Seller's knowledge" is used in this Agreement or in any representations and warranties given to Purchaser at Closing, such knowledge shall be the actual knowledge of William S. Woodsome (the "Key Personnel"), the personnel assigned to the Real Property by CIGNA Investments, Inc., authorized agent for Seller, after review of the files of CIGNA Investments, Inc. and inquiry of Seller's property manager. Seller shall have no duty to conduct any further inquiry in making any such representations and warranties, and no knowledge of any other person shall be imputed to the Key Personnel.

         10.4 Survival.  All representations and warranties contained in Section
10.2 will survive the Closing of this transaction (but only as to the status of facts as they exist as of the Closing, it being understood that Seller makes no representations or warranties which would apply to changes or other matters occurring after the Closing), but shall expire on the date one year from the date of Closing, and no action on such representations and warranties may be commenced after such expiration.

                                   Article XI.
                               Liability of Seller

         Neither Seller nor any independent property manager which Seller has hired to manage the Property shall, by entering into this Agreement, become liable for any costs or expenses incurred by Purchaser subsequent to the date of Closing, including any labor performed on, or materials furnished to, the Real Property, or for any leasing commissions or other fees or commissions due for renewals or extensions of existing leases or otherwise, or for compliance with any laws, requirements or regulations of, or taxes, assessments or other charges thereafter due to any governmental authority, or for any other charges or expenses whatsoever pertaining to the Property or to the ownership, title, possession, use, or occupancy of the Property, whether or not such costs and expenses were incurred pursuant to obligations of Purchaser under this Agreement (including, without limitation, any costs of compliance with presently -existing and future environmental laws, any environmental remediation costs, and any costs of, or awards of damages for, damage to the environment, to natural resources, or to any third party), it being the intent of this Agreement, as between Purchaser and Seller, to shift all such liability to Purchaser, except for any liability of Seller under the provisions of Article X hereof, and Purchaser hereby agrees to defend, indemnify and hold Seller and any independent property manager hired by Seller, harmless from any such liability for such costs and expenses. The provisions of this Article XI shall survive Closing.
                                  Article XII.
                                   Assignment

         This Agreement may not be assigned or transferred by Purchaser without prior written consent of Seller. No assignment shall relieve Purchaser of any of its obligations under this Agreement. Seller=s consent shall not be unreasonably withheld.
                                  Article XIII.
                                     Notices

         All notices hereunder or required by law shall be sent via United States Mail, postage prepaid, certified mail, return receipt requested, or via any nationally recognized commercial overnight carrier with provisions for receipt, addressed to the parties hereto at their respective addresses set forth below or as they have theretofore specified by written notice delivered in accordance herewith:

PURCHASER:
          Ronald Gottlieb
          P.O. Box 40366
          Cincinnati, OH 45240

with a copy to:
          Stan Ruby
          Schwartz, Manes & Ruby
          441 Vine St., Suite #2900
          Cincinnati, Ohio 45202

SELLER:
          Connecticut General Realty Investors III
          Limited Partnership
          c/o CIGNA Investments, Inc.
          900 Cottage Grove Road
          Hartford, CT 06152-2311
          Attn: William Woodsome
          Real Estate Investments Department
          Asset Management, S-311

with a copy to:
          CIGNA Corporation
          Investment Law Department
          Attn: Andrea Levy
          Mortgage and Real Estate Group, S-215A
          900 Cottage Grove Road
          Hartford, CT 06152-2215

Title Company:
          Chicago Title Insurance Co.
          C/O Central City Title Agency
          74 South Fourth Street
          Columbus, Ohio 43215
          Attn: Ms.Terry Ross, Vice President, Title Operations


       Delivery will be deemed complete upon actual receipt or refusal to accept delivery.

                                  Article XIV.
                                    Expenses

         Seller shall pay its own attorney's fees, all conveyance fees and transfer taxes, and one-half the Escrow Fee, if any. All other costs and expenses related to the transaction or this Agreement including, but not limited to, all of Purchaser's attorneys' fees and expenses, recording charges, one-half of the Escrow Fee, if any, the cost of obtaining the Survey, the Title Commitment, the Owner's Title Policy, and any title insurance premium required by any mortgagee of Purchaser (if any) shall be paid by Purchaser, not withstanding any local practice to the contrary.

                                   Article XV.
                                  Miscellaneous

         15.1 Successors and Assigns. All the terms and conditions of this Agreement are hereby made binding upon the executors, heirs, administrators, successors and permitted assigns of both parties hereto.

         15.2 Gender. Words of any gender used in this Agreement shall be held and construed to include any other gender, and words in the singular number shall be held to include the plural, and vice versa, unless the context requires otherwise.

         15.3 Captions. The captions in this Agreement are inserted only for the purpose of convenient reference and in no way define, limit or prescribe the scope or intent of this Agreement or any part hereof.

         15.4 Construction. No provision of this Agreement shall be construed by any Court or other judicial authority against any party hereto by reason of such party's being deemed to have drafted or structured such provisions.

         15.5 Entire Agreement. This Agreement constitutes the entire contract between the parties hereto and there are no other oral or written promises, conditions, representations, understandings or terms of any kind as conditions or inducements to the execution hereof and none have been relied upon by either party.

         15.6 Recording. The parties agree that this Agreement shall not be recorded. If Purchaser causes this Agreement or any notice or memorandum there of to be recorded, this Agreement shall be null and void at the option of the Seller.

         15.7 No Continuance. Purchaser acknowledges that there shall be no assignment, transfer or continuance of any of Seller's insurance coverage or of the property management contract.

         15.8 Time of Essence. Time is of the essence in this transaction.

         15.9 Original Document. This Agreement may be executed by both parties in counterparts in which event each shall be deemed an original.

         15.10 Governing Law. This Agreement shall be construed, and the rights and obligations of Seller and Purchaser hereunder, shall be determined in accordance with the laws of the State of Ohio.

         15.11 Acceptance of Offer. This Agreement constitutes Seller's offer to sell to Purchaser on the terms set forth herein and must be accepted by Purchaser by signing three (3) copies hereof and delivering them together with the Initial Deposit to the Title Company no later than ____________, 1999. If Purchaser has not accepted this Agreement by such date, then this Agreement and the offer represented hereby shall automatically be revoked and shall be of no further force or effect.

         15.12 Confidentiality. Purchaser and Seller agree that all documents and information concerning the Property delivered to Purchaser, the subject matter of this Agreement, and all negotiations will remain confidential. Purchaser and Seller will disclose such information only to those parties required to know it, including, without limitation, employees of either of the parties, consultants and attorneys engaged by either of the parties, and prospective or existing investors and lenders.

         15.13 Surviving Covenants. Notwithstanding any provisions hereof to the contrary, the provisions of the second paragraph of Section 6.2 hereof and the provisions of Article IX hereof (collectively, the "Surviving Covenants") shall survive the closing and any termination of this Agreement.

         15.14 Approval. Seller's obligation to perform its duties hereunder is contingent upon approval of the transaction by all required boards and committees in accordance with the standard policies and procedures of CIGNA Investments, Inc. Seller will seek such approvals during the period commencing on the Effective Date hereof to and including September 10, 1999, and will notify Purchaser promptly of the decision of such boards and committees. If the transaction is not approved, then Seller may terminate this Agreement by giving notice thereof to Purchaser, whereupon the Deposit shall be returned to Purchaser and neither party shall have any further rights or duties hereunder except for the Surviving Covenants.

         15.15 Effective Date. The "Effective Date" of this Agreement shall be the latest execution date by a party as indicated below.

         15.16 Business Day. As used herein, the term "Business Day" shall mean any day other than a Saturday, Sunday, or day on which banks are closed in Connecticut or Ohio.





 EXECUTED BY PURCHASER this 10th day of September, 1999.

                                   PURCHASER:

                       /S/Ronald Gottlieb
                       ----------------------------------


                    By: Ronald Gottlieb
                    --------------------
                        Name: Ronald Gottlieb
                        Title: Managing Member


         EXECUTED BY SELLER this 10th day of September, 1999.


                                     SELLER:

                                     CONNECTICUT GENERAL REALTY INVESTORS
                                     III LIMITED PARTNERSHIP

                    By: CIGNA Realty Resources, Inc. - Fifth


                                      By: /S/John D. Carey
                                      ---------------------
                                          Name:  John D. Carey
                                          Title:  President


Receipt of three (3) original copies of this Agreement, together with the Initial Deposit (as defined herein) executed by Seller and Purchaser is acknowledged this 15th day of September, 1999.


                                       TITLE COMPANY:

                                       --------------------------------
                                       Central City Title Agency

                                       By: /S/Teresa Ross
                                       ---------------------------------

                                           Name:  Teresa L. Ross
                                           Title:  Vice President Of Operations