Form 10-Q
period 1999-09-30
CONNECTICUT GENERAL REALTY INVESTORS III LTD PARTNERSHIP
filed 1999-11-12
CIK 745471

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)


             X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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
                       (a Connecticut limited partnership)

                                 Balance Sheets
                                                                                       September 30,               December 31,
                                                                                           1999                        1998
                                                               Assets                   (Unaudited)                  (Audited)
Property and improvements, at cost:
     Land and land improvements                                                      $      786,516               $    3,009,898
     Buildings                                                                            5,212,143                   16,661,970
     Furniture and fixtures                                                                 915,005                    1,462,984
                                                                                     --------------               --------------
                                                                                          6,913,664                   21,134,852
     Less accumulated depreciation                                                        3,316,164                    8,693,273
                                                                                     --------------               --------------
              Net property and improvements                                               3,597,500                   12,441,579

Cash and cash equivalents                                                                   373,017                      739,751
Accounts receivable (net of allowance of $0
   in 1999 and $8,956 in 1998)                                                                1,387                        7,185
Escrow deposits                                                                              40,257                      143,422
Prepaid insurance                                                                                 0                           --
Other asset                                                                                       0                        1,000
Deferred charges, net                                                                        17,598                      776,542
Escrowed debt service funds                                                                      --                      506,660
                                                                                     --------------               --------------
              Total                                                                  $    4,029,759               $   14,616,139
                                                                                     ==============               ==============

                   Liabilities and Partners' Capital (Deficit)

Liabilities:
     Notes and mortgages payable                                                     $    3,835,364               $   15,249,984
     Accounts payable and accrued expenses (including $27,702
       in 1999 and $18,906 in 1998 due to affiliates)                                       135,002                      241,892
     Tenant security deposits                                                                42,914                       82,092
     Unearned income                                                                          3,175                       26,611
                                                                                     --------------               --------------
              Total liabilities                                                           4,016,455                   15,600,579
                                                                                     --------------               --------------

Partners' capital (deficit):
     General Partner:
         Capital contributions                                                                1,000                        1,000
         Cumulative net income                                                               34,696                       27,513
         Cumulative cash distributions                                                      (37,268)                     (33,751)
                                                                                     --------------               --------------
                                                                                             (1,572)                      (5,238)
                                                                                     --------------               --------------
     Limited partners (24,856 Units)
         Capital contributions, net of offering costs                                    22,408,052                   22,408,052
         Cumulative net loss                                                             (9,869,606)                 (14,950,756)
         Cumulative cash distributions                                                  (12,523,570)                  (8,436,498)
                                                                                     --------------               --------------
                                                                                             14,876                     (979,202)
                                                                                     --------------               --------------
              Total partners' capital (deficit)                                              13,304                     (984,440)
                                                                                     --------------               --------------
              Total                                                                  $    4,029,759               $   14,616,139
                                                                                     ==============               ==============


The Notes to Financial Statements are an integral part of these statements.




          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Operations
                                   (Unaudited)

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30                      September 30
                                                                              ------------                      ------------
                                                                        1999               1998            1999             1998
                                                                        ----               ----            ----             ----
Income:
     Rental income                                                $      313,267    $     816,488    $    1,516,816   $   2,410,696
     Other income                                                          8,147           18,645            40,280          49,052
     Interest income                                                       4,227           15,172            42,360          50,908
                                                                  --------------    -------------    --------------   -------------
                                                                         325,641          850,305         1,599,456       2,510,656
                                                                  --------------    -------------    --------------   -------------

Expenses:
     Property operating expenses                                         119,190          263,255           481,180         718,646
     General and administrative                                           45,442          115,156           272,221         357,676
     Fees and reimbursements to affiliates                                 8,698           31,750            54,876          87,264
     Interest expense                                                     76,978          231,411           405,937         697,011
     Depreciation and amortization                                        19,892          203,377           139,338         595,342
                                                                  --------------    -------------    --------------   -------------
                                                                         270,200          844,949         1,353,552       2,455,939
                                                                  --------------    -------------    --------------   -------------

         Income (loss) from operations                                    55,441            5,356           245,904          54,717

     Gain on sale of property                                                 --               --         4,842,430              --
                                                                   -------------    -------------    --------------   -------------

         Net income                                               $       55,441    $       5,356    $    5,088,334   $      54,717
                                                                  ==============    =============    ==============   =============

Net income:
     General Partner                                              $          554    $          53    $        7,183   $         547
     Limited partners                                                     54,887            5,303         5,081,151          54,170
                                                                  --------------    -------------    --------------   -------------
                                                                  $       55,441    $       5,356    $    5,088,334   $      54,717
                                                                  ==============    =============    ==============   =============

Net income per Unit                                               $         2.21    $        0.21    $       204.42   $        2.18
                                                                  ==============    =============    ==============   =============

Cash distribution per Unit                                        $         5.04    $        5.04    $       164.43   $       15.99
                                                                  ==============    =============    ==============   =============













The Notes to Financial Statements are an integral part of these statements.




          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                            Statements of Cash Flows

              For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                         1999                      1998
                                                                                         ----                      ----
Cash flows from operating activities:
     Net income                                                                   $     5,088,334           $        54,717
     Adjustment to reconcile net income to net cash
       provided by operating activities:
         Gain on sale of property                                                      (4,842,430)                       --
         Depreciation and amortization                                                    139,338                   595,342
         Accounts receivable                                                                5,798                     2,827
         Accounts payable and accrued expenses                                           (106,890)                  ( 4,870)
         Escrow deposits                                                                  103,165                   ( 3,899)
         Other, net                                                                       (61,614)                   15,017
                                                                                  ---------------           ---------------
              Net cash provided by operating activities                                   325,701                   659,134
                                                                                  ---------------           ---------------

Cash flows from investing activities:
     Proceeds from sale of property                                                    14,675,000                        --
     Payment of closing costs related to sale of property                                (286,215)                       --
     Purchase of property and improvements                                                (82,671)                 (124,023)
                                                                                  ---------------           ---------------
              Net cash provided by (used in) investing activities                      14,306,114                  (124,023)
                                                                                  ---------------           ---------------

Cash flows from financing activities:
     Proceeds from escrowed debt service funds                                            506,660                        --
     Distribution to limited partners                                                  (4,087,072)                 (397,448)
     Distribution to General Partner                                                       (3,517)                   (4,014)
     Repayment of notes and mortgage loans                                            (11,414,620)                 (160,050)
                                                                                  ---------------           ---------------
              Net cash used in financing activities                                   (14,998,549)                 (561,512)
                                                                                  ---------------           ---------------

Net decrease in cash and cash equivalents                                                (366,734)                  (26,401)
Cash and cash equivalents, beginning of year                                              739,751                   682,614
                                                                                  ---------------           ---------------
Cash and cash equivalents, end of period                                          $       373,017           $       656,213
                                                                                  ===============           ===============

Supplemental disclosure of cash information:
     Interest paid during period                                                  $       405,937           $       697,011
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

2.   Deferred Charges

     Deferred charges consist of the following:

                                                                                     September 30,             December 31,
                                                                                         1999                      1998
     Surety fee - Waterford Apartments mortgage note                              $            --           $       963,910
     Costs of obtaining financing                                                         143,660                   660,522
                                                                                  ---------------           ---------------
                                                                                          143,660                 1,624,432
     Accumulated amortization                                                            (126,062)                 (847,890)
                                                                                  ---------------           ---------------
                                                                                  $        17,598           $       776,542
                                                                                  ===============           ===============

3.   Transactions with Affiliates

     Fees and expenses related to the General Partner or its affiliates are as follows:

                                                   Three Months Ended            Nine Months Ended               Unpaid at
                                                      September 30                  September 30               September 30
                                                      ------------                  ------------               ------------
                                                 1999              1998         1999             1998              1999
                                                 ----              ----         ----             ----              ----
     Property management fees (a)          $         --     $       5,235    $     5,732     $    15,264      $        --
     Partnership management fees                     --            12,291         19,517          37,842               --
     Reimbursement (at cost) for
      out-of-pocket expenses                      8,698            14,224         29,627          34,158           27,702
                                           ------------     -------------    -----------     -----------      -----------
                                           $      8,698     $      31,750    $    54,876     $    87,264      $    27,702
                                           ============     =============    ===========     ===========      ===========

(a) Does not include on-site property management fees earned by independent property management companies of $16,029 and $36,150 for the three months ended September 30, 1999 and 1998, respectively, and $68,219 and $106,853 for the nine months ended September 30, 1999 and 1998, respectively. On-site property management services have been contracted by an affiliate of the General Partner on behalf of the Partnership and are paid directly by the Partnership to the third party companies.

4.   Sale of Property

     On April 14, 1999, the Partnership completed the sale of its investment in the Waterford Apartments for a gross sales price of $14,675,000. The purchaser assumed the bond financing of $11,355,000 as part of the sale. The property had a depreciated cost of $9,546,354 as of the date of sale. After deducting closing costs, the Partnership recorded a gain of $4,842,430.

     The Partnership has entered into an agreement to sell Versailles Village Apartments for a gross sales price of $7,200,000. The closing is expected to be November 15, 1999. The Partnership expects to record a gain of approximately $3,300,000 based on an estimated depreciated cost of $3,625,000.

5.   Subsequent Event

     On November 15, 1999, the Partnership paid a distribution of $125,274 to the limited partners.

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

Liquidity and Capital Resources

     At  September  30,  1999,  the  Partnership  had  $373,017 in cash and cash equivalents which was available for working capital requirements, cash distributions, and the Partnership's cash reserves. For the three and nine months ended September 30, 1999, the Partnership generated $125,274 and $467,406 respectively, of adjusted cash from operations after debt service, capital improvements, and adjustments to the Partnership's cash reserves. The Partnership's second quarter 1999 distribution of $125,274 or $5.04 per Unit was paid on August 13, 1999 and represented the Partnership's second quarter adjusted cash from operations including an adjustment to cash reserves. The Partnership plans to distribute cash quarterly to the extent cash is available from operations after debt service, capital improvements, and changes to cash reserves for liabilities and capital expenditures, until the sale of the Partnership's remaining property.

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

     The Partnership has entered into an Agreement of Purchase and Sale with Ronald Gottlieb to sell Versailles Village Apartments, the Partnership's sole remaining investment property. The Agreement of Purchase and Sale states that the closing will occur on or before November 15, 1999. After estimated closing costs and payment of the outstanding debt obligation, the Partnership estimates that it will net approximately $3,100,000 from the sale. The Partnership expects to record a gain for book and tax purposes. Once the sale of Versailles Village is complete, the Partnership will liquidate and dissolve. The final liquidating distribution will include the proceeds from the sale of Versailles Village.


Results of Operations

     Generally, decreases in the income statement accounts for 1999, as compared with 1998, are the result of the sale of Waterford Apartments in April 1999. The Partnership's sole remaining property, Versailles Village, had improved operations for both the three and nine months ended September 30, 1999, as compared with the same periods in 1998.

     At Versailles Village, rental income increased $14,429 for the three months and $28,038 for the nine months ended September 30, 1999, as compared with the same periods in 1998, due to an increase in rates. Property operating expenses increased $4,909 for the three months and decrease $1,002 for the nine months ended September 30, 1999. Balcony and HVAC repairs resulted in an increase to maintenance expense for the third quarter. Year to date savings in utility
                                        7

          CONNECTICUT GENERAL REALTY INVESTORS III LIMITED PARTNERSHIP
                       (a Connecticut limited partnership)

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)


costs, insurance and cleaning more than offset an increase in property taxes caused by a school levy. The Partnership classified Versailles Village as held for sale as of August 1, 1999, subsequently, there has been no further depreciation and amortization expense recorded. There were no significant fluctuations in other income, general and administrative and interest expense for Versailles Village for the three and nine months ended September 30, 1999 as compared with the same periods in 1998.

Fees and reimbursements to affiliates decreased for the three and nine months ended September 30,1999, as compared with the same periods in 1998, primarily due to lower partnership management fees as a result of less cash available for distribution resulting from the sale of Waterford Apartments in April 1999. There was no depreciation and amortization expense for Waterford in 1999 as the property was held for sale as of November 1998.


                                    Occupancy

     The following is a listing of approximate physical occupancy levels by quarter for the Partnership's investment properties:

                                                                1998                                            1999
                                          --------------------------------------------------------   ------------------------------

                                            At 3/31    At 6/30    At 9/30       At 12/31             At 3/31   At 6/30   At 9/30
                                            -------    -------    -------       --------             -------   -------   -------
1.   Versailles Village Apartments
     Forest Park, Ohio                        97%       100%         94%          94%                 99%         96%       95%

2.   Waterford Apartments
     Tulsa, Oklahoma                          94%        97%         94%          95%                 90%         N/A       N/A

An N/A indicates that the property was not owned by the partnership at the end of the quarter.

     (a) Waterford Apartments was sold April 14, 1999.

Part II- Other Information

     Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         10 (a) Agreement of Purchase and Sale for Versailles Village Apartments dated September 10, 1999 between the Registrant and Ronald Gottlieb.

         27 Financial Data Schedules.

     (b) No form 8-K's were filed during the three months  ended  September  30,
1999

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    CONNECTICUT GENERAL REALTY INVESTORS III
                    LIMITED PARTNERSHIP


                              By: CIGNA Realty Resources, Inc. - Fifth, General Partner




Date: November 5, 1999        By:      /s/ John D. Carey
      -----------------               ------------------------------------------
                                      John D. Carey, President
                                      (Principal Executive Officer)



Date: November 5, 1999        By:      /s/ Randolph K. Rome
      ----------------                ------------------------------------------
                                      Randolph K. Rome, Controller
                                      (Principal Accounting Officer)